Form 10QSB
period 2000-09-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2000-11-13
CIK 1111740

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      September 30, 2000
                                            --------------------------
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from __________  to __________

                      Commission File Number:  333-34908

               North Georgia Community Financial Partners, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Georgia                                         Applied For
----------------------------                ------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

                 350 W. Belmont Drive, Calhoun, Georgia 30701
               ------------------------------------------------
                   (Address of principal executive offices)

                                (706) 629-6499
                        -------------------------------
                          (Issuer's telephone number)

                                      N/A
    -----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     ----       ----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 2000:   904,167; no par value.

Transitional Small Business Disclosure Format    Yes       No   X
                                                     ----     ----

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheet - September 30, 2000.............       3

           Consolidated Statements of Operations and Comprehensive
             Loss - Three Months Ended September 30, 2000 and 1999
             and Nine Months Ended September 30, 2000 and 1999.........       4

           Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 2000 and 1999..................       5

           Notes to Consolidated Financial Statements..................       6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......       7


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings....................................      13

         Item 2 - Change in Securities.................................      13

         Item 3 - Defaults Upon Senior Securities......................      13

         Item 4 - Submission of Matters to a Vote of Security Holders..      13

         Item 5 - Other Information....................................      13

         Item 6 - Exhibits and Reports on Form 8-K.....................   13-14

         Signatures....................................................      15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (Unaudited)


                             Assets
                             ------

Cash and due from banks                                            $ 1,843,731
Federal funds sold                                                   2,195,000
Securities available-for-sale, at fair value                         5,960,851

Loans                                                               30,557,348
Less allowance for loan losses                                         329,650
                                                                   -----------
          Loans, net                                                30,227,698
                                                                   -----------

Premises and equipment                                               2,166,805
Other assets                                                           345,421
                                                                   -----------

          Total assets                                             $42,739,506
                                                                   ===========

              Liabilities and Stockholders' Equity
              ------------------------------------

Deposits
    Noninterest-bearing demand                                     $ 3,881,704
    Interest-bearing demand                                         19,201,419
    Savings                                                          1,873,295
    Time                                                             9,987,159
                                                                   -----------
          Total deposits                                            34,943,577
Federal funds purchased                                                441,451
Other liabilities                                                      182,973
                                                                   -----------
          Total liabilities                                         35,568,001
                                                                   -----------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                           -
    Common stock, no par value; 10,000,000 shares authorized;
       904,167 shares issued and outstanding                         9,321,401
    Accumulated deficit                                             (2,111,462)
    Accumulated other comprehensive loss                               (38,434)
                                                                   -----------
          Total stockholders' equity                                 7,171,505
                                                                   -----------

          Total liabilities and stockholders' equity               $42,739,506
                                                                   ===========

See Notes to Consolidated Financial Statements.

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                               ---------------------------        -----------------------------
                                                                  2000              1999              2000              1999
                                                               ---------         ---------        -----------        ----------
Interest income
    Loans                                                      $ 677,947         $ 164,766        $1,600,793         $  250,715
    Taxable securities                                            94,631            34,725           198,527            155,481
    Federal funds sold                                            16,480             2,089            51,500             47,287
                                                               ---------         ---------        ----------         ----------
              Total interest income                              789,058           201,580         1,850,820            453,483
                                                               ---------         ---------        ----------         ----------

Interest expense
    Deposits                                                     371,607            60,707           836,109            103,398
    Other borrowings                                               9,189             7,150            28,632             25,416
                                                               ---------         ---------        ----------         ----------
              Total interest expense                             380,796            67,857           864,741            128,814
                                                               ---------         ---------        ----------         ----------

              Net interest income                                408,262           133,723           986,079            324,669
Provision for loan losses                                         80,000            27,500           170,000             85,500
                                                               ---------         ---------        ----------         ----------
              Net interest income after
                provision for loan losses                        328,262           106,223           816,079            239,169
                                                               ---------         ---------        ----------         ----------

Other operating income                                            54,902            52,280           143,581            150,264
                                                               ---------         ---------        ----------         ----------

Other expenses
    Salaries and employee benefits                               237,100           172,909           691,977            528,962
    Occupancy and equipment expenses                              63,200            96,385           185,585            166,776
    Loss on sales of securities available-for-sale                26,573                -             26,573                 -
    Other operating expenses                                     173,120            91,093           553,900            327,246
                                                               ---------         ---------        ----------         ----------
              Total other expenses                               499,993           360,387         1,458,035          1,022,984
                                                               ---------         ---------        ----------         ----------

              Loss before income taxes                          (116,829)         (201,884)         (498,375)          (633,551)

Income tax expense                                                    -                 -                 -                  -
                                                               ---------         ---------        ----------         ----------

              Net loss                                          (116,829)         (201,884)         (498,375)          (633,551)
                                                               ---------         ---------        ----------         ----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period                    50,535              (934)           33,170            (31,835)
                                                               ---------         ---------        ----------         ----------

              Comprehensive loss                               $ (66,294)        $(202,818)       $ (465,205)        $ (665,386)
                                                               =========         =========        ==========         ==========

Basic and diluted losses per common share                      $   (0.13)        $   (0.29)       $    (0.56)        $    (0.91)
                                                               =========         =========        ==========         ==========

Weighted average shares outstanding (basic
   and diluted)                                                  903,776           700,000           897,959            700,000
                                                               =========         =========        ==========         ==========

Cash dividends per common share                                $      -          $      -         $       -          $       -
                                                               =========         =========        ==========         ==========

See Notes to Consolidated Financial Statements.

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                                2000             1999
                                                            ------------     ------------
OPERATING ACTIVITIES
    Net loss                                                $   (498,375)    $   (633,551)
    Adjustments to reconcile net loss  to net cash
        used in operating activities:
        Depreciation and amortization                            119,111           73,839
        Loss on sales of securities available-for-sale            26,573               -
        Provision for loan losses                                170,000           85,500
        Increase in other assets                                (172,214)         (87,982)
        Increase (decrease) in other liabilities                  66,871          (58,833)
                                                            ------------     ------------
              Net cash used in operating activities             (288,034)        (621,027)
                                                            ------------     ------------

INVESTING ACTIVITIES
    Proceeds from sales of securities available-for-sale         721,406               -
    Purchases of securities available-for-sale                (4,246,950)      (2,454,784)
    Net increase in Federal funds sold                          (880,000)        (195,000)
    Net increase in loans                                    (13,754,135)      (8,619,540)
    Purchase of premises and equipment                           (87,939)        (607,911)
                                                            ------------     ------------
              Net cash used in investing activities          (18,247,618)     (11,877,235)
                                                            ------------     ------------

FINANCING ACTIVITIES
    Net increase in deposits                                  18,028,548        8,092,965
    Repayment of notes payable                                        -        (2,125,704)
    Net increase in Federal funds purchased                      441,451          500,000
    Net proceeds from sale of common stock                       368,243          938,216
                                                            ------------     ------------

              Net cash provided by financing activities       18,838,242        7,405,477
                                                            ------------     ------------

Net increase (decrease)  in cash and due from banks              302,590       (5,092,785)

Cash and due from banks, beginning of period                   1,541,141        6,063,295
                                                            ------------     ------------

Cash and due from banks, end of period                      $  1,843,731     $    970,510
                                                            ============     ============


                See Notes to Consolidated Financial Statements.

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                  NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

          The financial information for North Georgia Community Financial Partners, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


NOTE 3.   ACQUISITION

          On July 14, 2000, the Company consummated an agreement with North Georgia National Bank (the "Bank") whereby the Company acquired all of the outstanding common stock of the Bank. The Company now operates as a one-bank holding company with the Bank operating as its wholly-owned subsidiary.

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and the Bank during the periods included in the accompanying financial statements.

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          The management's discussion and analysis which follows contains forward-looking statements in addition to historical information including, but not limited to, statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends, or results. These factors include, but are not limited to:

          . Increased competition with other financial institutions, . Lack of sustained growth in the economy of Gordon County, . Rapid fluctuations in interest rates, . The inability of the Company to maintain regulatory capital standards, and
          . Changes in the legislative and regulatory environment.

          The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the financial statements and notes thereto, which are included in the Form 10-QSB.

          Liquidity and Capital Resources

          As of September 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) for the Company was approximately 28%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

          At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                      Actual
                                            -------------------------      Regulatory
                                                                            Minimum
                                            Consolidated        Bank       Requirement
                                            ------------       -----       -----------
             Leverage capital ratios           18.94%          18.92%         4.00%

             Risk-based capital ratios:
               Core capital                    21.02           21.00          4.00
               Total capital                   21.99           21.96          8.00


          As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease to levels closer to, but still in excess, of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                       September 30,        December 31,
                                          2000                  1999                    Increase (Decrease)
                                       ---------------------------------           ---------------------------
                                            (Dollars in Thousands)                   Amount           Percent
                                       ---------------------------------           ---------        ----------
Cash and due from banks                $ 1,844               $ 1,541               $   303              19.66 %
Securities                               5,961                 2,428                 3,533             145.51
Federal funds sold                       2,195                 1,315                   880              66.92
Loans, net                              30,228                16,644                13,584              81.61
Premises and equipment                   2,167                 2,199                   (32)             (1.46)
Other assets                               345                   173                   172              99.42
                                       -------               -------               -------
                                       $42,740               $24,300               $18,440              75.88
                                       =======               =======               =======

Deposits                               $34,944               $16,915               $18,029             106.59 %
Federal funds purchased                    441                    --                   441                 --
Other liabilities                          183                   116                    67              57.76
Stockholders' equity                     7,172                 7,269                   (97)             (1.33)
                                       -------               -------               -------
                                       $42,740               $24,300               $18,440              75.88
                                       =======               =======               =======


As indicated in the above table, the Company's total assets grew at a rate of 75.88% for the first nine months of 2000. Strong deposit growth of $18,029,000 was invested primarily in loans and securities. The Company's loan to deposit ratio has decreased from 99.58% at December 31, 1999 to 86.36% at September 30, 2000 as deposit growth has increased. The high growth rates are not uncommon for a de novo bank The Company's total equity has decreased by year-to-date losses of $498,000 and offset by decreased unrealized losses on securities available-for-sale of $33,000. This net equity decrease has been partially offset by net proceeds of $368,000 received from the sale of common stock in a private offering.

Results of Operations For The Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                      Three Months Ended
                                                        September 30,
                                                                             Increase
                                                    2000          1999      (Decrease)
                                                  -------       -------      ----------
                                                          (Dollars in Thousands)
                                                  -------------------------------------
Interest income                                    $  789        $  202       $  587
Interest expense                                      381            68          313
                                                    -----        ------       ------
Net interest income                                   408           134          274
Provision for loan losses                              80            28           52
Other income                                           55            52            3
Other expense                                         500           360          140
                                                   ------        ------       ------
Net loss                                           $ (117)       $ (202)      $   85
                                                   ======        ======       ======
                                                      Nine Months Ended
                                                        September 30,
                                                                             Increase
                                                    2000          1999      (Decrease)
                                                  -------       -------      ----------
                                                          (Dollars in Thousands)
                                                  -------------------------------------
Interest income                                    $1,851        $  453       $1,398
Interest expense                                      865           129          736
                                                   ------        ------       ------
Net interest income                                   986           324          662
Provision for loan losses                             170            85           85
Other income                                          144           150           (6)
Other expense                                       1,458         1,023          435
                                                   ------        ------       ------
Net loss                                           $ (498)       $ (634)      $  136
                                                   ======        ======       ======


As indicated in the above table, the Company's net interest income has increased by $274,000 and $662,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.53% during the first nine months of 2000 as compared to 4.41% for the previous year. The increases in net interest income and net interest margin are due primarily to the increased volume of average loans which have become a larger component of average interest-earning assets.

The provision for loan losses increased by $52,000 and $85,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The overall increase is due primarily to the loan growth and management's view of the inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.08% at September 30, 2000 as compared to 1.19% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                                September 30,
                                                                                       --------------------------------
                                                                                         2000                    1999
                                                                                       --------                --------
                                                                                             (Dollars in Thousands)
                                                                                       --------------------------------
Nonaccrual loans                                                                         $32                    $0
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                                  0                     0
Restructured loans                                                                         0                     0
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                               0                     0
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                               2                     0
Interest income that was recorded on nonaccrual and restructured loans                     0                     0


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                         2000                   1999
                                                                                    --------------         --------------
                                                                                              (Dollars in Thousands)
                                                                                    -------------------------------------
Average amount of loans outstanding                                                     $23,738                 $3,269
                                                                                        =======                 ======
Balance of allowance for loan losses at beginning of period                             $   200                 $    0
                                                                                        -------                 ------

Loans charged off
 Commercial and financial                                                                    26                      0
 Real estate mortgage                                                                         0                      0
 Instalment                                                                                  14                      0
                                                                                        -------                 ------
                                                                                             40                      0
                                                                                        -------                 ------
Loans recovered
 Commercial and financial                                                                     0                      0
 Real estate mortgage                                                                         0                      0
 Instalment                                                                                   0                      0
                                                                                        -------                 ------
                                                                                              0                      0
                                                                                        -------                 ------

Net charge-offs                                                                              40                      0
                                                                                        -------                 ------

Additions to allowance charged to operating expense during period                           170                     85
                                                                                        -------                 ------

Balance of allowance for loan losses at end of period                                   $   330                 $   85
                                                                                        =======                 ======
Ratio of net loans charged off during the period to
 average loans outstanding                                                                  .17%                    --%
                                                                                        =======                 ======


Other income has remained stable during the third quarter and first nine months of 2000 as compared to the same periods in 1999 due to increased service charges on deposit accounts being offset by decreased fees associated with mortgage loan origination activities.

Other expenses increased during the third quarter and first nine months of 2000 as compared to the same periods in 1999 by $140,000 and $435,000 due to normal increased operating costs associated with the Company's growth. The Company also recognized losses on the sales of securities available-for-sale during the third quarter of 2000 in the amount of $27,000.

The Company has recorded no income tax provisions due to cumulative net operating losses.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.   CHANGE IN SECURITIES

          (a) not applicable

          (b) not applicable

          (c) During the third quarter of 2000, the Company sold 625 shares of unregistered common stock for $12.00 per share to Thomas M. Kinnamon, a director of the Company, and 625 shares of unregistered common stock for $12.00 per share to David J. Lance, also a director of the Company. The registration statement and prospectus requirements of the Securities Act of 1933 do not apply to these transactions because they did not involve a public offering and are exempt from registration under Section 4(2) of the Securities Act and the regulations promulgated thereunder.

          (d) not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              Exhibit Number    Exhibit

              2.1               Agreement and Plan of Share Exchange.1/

              3.1               Articles of Incorporation.1/

              3.2               Bylaws.1/

              4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at
                                Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

              21.1              Subsidiaries of the registrant.1/

              27.1              Financial Data Schedule.
              __________________________

              1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-4, File No. 333-34908, declared effective by the SEC on June 9, 2000.

          (b) Reports on Form 8-K.

              On August 17, 2000, the Company filed a Form 8-K with the SEC to report that:

              . As a result of the reorganization of North Georgia National Bank, Calhoun, Georgia, into a one-bank holding company structure, the former shareholders of the Bank acquired control of the Company; and

              . Also as a result of the reorganization, the Company acquired ownership of 100% of the Bank.

              The Form 8-K incorporated audited financial statements of the Bank as of December 31, 1999 and 1998 and unaudited financial statements of the Bank as of March 31, 2000 and 1999 by reference to the financial reports in Part I of the Company's Registration Statement on Form S-4, File No. 333-34908, declared effective by the SEC on June 9, 2000.

                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                   NORTH GEORGIA COMMUNITY
                               FINANCIAL PARTNERS, INC.



DATE:  November 10, 2000       BY: /s/ David J. Lance
       -----------------           --------------------------------------------
                                   David J. Lance, President
                                   (Principal Executive Officer)


DATE:  November 10, 2000       BY: /s/ Rhonda C. Massengill
       -----------------           ---------------------------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)