Form 10KSB
period 2000-12-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2001-03-30
CIK 1111740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  fiscal  year  ended  DECEMBER  31,  2000
                          -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ______________to  _______________

     Commission  file  number  333-34908
                               ---------


                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          GEORGIA                                            58-2585603
----------------------------------------              --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

350 WEST BELMONT DRIVE, CALHOUN, GEORGIA                        30701
----------------------------------------              --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  past  90  days.  Yes X      No
                                                                  ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $ 2,937,010
                                                           -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date within the past 60 days:  $7,793,604 AS OF MARCH 15, 2001, BASED
                                          --------------------------------------
ON  649,467  SHARES  AT  $12  PER  SHARE.
----------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 904,167 AS OF MARCH 15, 2001.
                                                   ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

ITEM  1.     DESCRIPTION  OF  BUSINESS. . . . . . . . . . . . . . . . . . . .  3

ITEM  2.     DESCRIPTION  OF  PROPERTIES. . . . . . . . . . . . . . . . . . . 14

ITEM  3.     LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS. . . 14

PART  II      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             CONDITION  AND  RESULTS  OF  OPERATIONS. . . . . . . . . . . . . 15

ITEM  7.     FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 34

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE . . . . . . . . . . . . . 34

PART  III     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
             CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(A)  OF
             THE  EXCHANGE  ACT. . . . . . . . . . . . . . . . . . . . . . .  34

ITEM  10.    EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . . . . . .  35

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . . . . . .  38

ITEM  13.    EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  10-KSB. . . . . . . .  39

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of North Georgia Community Financial Partners, Inc. ("North Georgia Community" or the "Company") or North Georgia National Bank ("North Georgia National" or the "Bank") to be materially different from the results described in the forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     -    Lack  of  sustained  growth  in  the  economy  of  Gordon  County;

     -    The  inability  of  the Bank to maintain regulatory capital standards;

     -    Changes  in  the  legislative  and  regulatory  environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

All forward-looking statements attributable to the Company and the Bank are expressly qualified in their entirety by these Cautionary Statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM  1.     DESCRIPTION  OF  BUSINESS

                             NORTH GEORGIA COMMUNITY

     North Georgia Community was incorporated as a Georgia corporation on February 18, 2000. The Company became a bank holding company by acquiring all of the issued and outstanding common stock of North Georgia National pursuant to an Agreement and Plan of Share Exchange, dated March 3, 2000, and approved by the Bank's shareholders at the annual meeting of shareholders on July 12, 2000. The Bank is the only subsidiary of the Company.

     The Company was organized to facilitate the Bank's ability to serve its customers' banking needs. Specifically, the holding company structure provides us with the flexibility to expand our banking business through possible future acquisitions of other financial institutions and the ability to acquire or establish banking-related services that cannot be engaged in by national banks directly, but are permissible for bank holding companies. Additionally, the holding company structure makes it easier to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

     The Company has no present plans to acquire or establish any additional operating subsidiaries. We may, however, make acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any acquisition would be subject to specific regulatory approvals and requirements.


                             NORTH GEORGIA NATIONAL

GENERAL

     North Georgia National began business in February of 1999 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. North Georgia National also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides such services as official bank checks and money orders, traveler's checks, Mastercard(R) and Visa(R) credit cards, MasterMoney(R) debit cards, bank-by-mail, direct deposit and United States Savings Bonds.


PHILOSOPHY

     Our philosophy is to operate as a community-oriented bank emphasizing prompt, personalized customer service to individuals and businesses located primarily in Gordon County, Georgia. We have adopted this philosophy in order to attract customers and to acquire market share now controlled by other financial institutions operating in our market. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio.




MARKET  AREA  AND  COMPETITION

     The Bank's primary service area is the city of Calhoun and Gordon County, Georgia. The local economy, like that of much of Northwest Georgia, is dominated by the carpet industry, with five of the world's largest carpet manufacturers located in the area. Mohawk Industries, located in Calhoun, is the world's second largest carpet manufacturer and is the fastest-growing carpet mill in the United States. In addition, the concentration of major carpet manufacturers in this area has attracted numerous related firms. Consequently, Gordon County has a strong and growing industrial base.


     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Gordon County. Currently, six other commercial banks operate in the Bank's primary market with a total of eight offices. Generally, these banks offer the same or similar products and services as North Georgia National, and may have greater financial resources than are now available to the Company or the Bank. The Bank's largest competitors are Georgia Bank and Trust and First National Bank of Northwest Georgia, which, combined, hold approximately 70% of the primary market area's total deposits.

LOAN  PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. Curently, the Bank's loan portfolio is comprised of the following:

          LOAN  CLASSIFICATION               PERCENTAGE
          --------------------               ----------

          Real  estate-related  loans             51%

          Commercial  loans                       34%

          Consumer  loans                         15%

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, an officer with a higher lending limit or the Bank's loan committee determines whether to approve the loan request. As part of its lending policy, the Bank does not make loans to its directors or executive officers unless a majority of its disinterested board members approves the loan and the terms of the loan are no more favorable than would be available to any other borrower similarly situated.

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either: (1) 15% of the Bank's capital and surplus or
(2) 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provide an exception to the 15% limit for certain secured debt. The Bank has established an internal maximum loan limit of $750,000 which is separate from its statutory lending limits described above. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

     REAL ESTATE LOANS. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project. Loan disbursements on construction loans generally require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratios for construction loans are predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-sized businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individuals, partnerships and corporations. These loans are obtained for a variety of business purposes.

     CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments.

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitablity and to verify compliance with the Bank's investment policies.

     DEPOSITS. The Bank's core deposits include checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank has employed an aggressive marketing plan in Gordon County and offers a broad array of competitive products and services. The Bank's primary sources of deposits are residents of, and businesses and their employees located in, Gordon County. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors, direct mail solicitations, television advertisements and advertisements published in the local media. We plan to continue generating deposits by offering competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services.

     ASSET AND LIABILITY MANAGEMENT. The Bank has established an asset and liability management committee to manage its assets and liabilities. The goal of this committee is to maintain an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee also attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, the committee charts the Bank's assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

                                    EMPLOYEES

     At December 31, 2000, the Bank employed 20 full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     Both North Georgia Community and North Georgia National are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NORTH  GEORGIA  COMMUNITY

     Since North Georgia Community owns all of the capital stock of North Georgia National, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, North Georgia Community is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    Acquiring  all  or  substantially  all  of  the assets of any bank; or

     -    Merging  or  consolidating  with  any  other  bank  holding  company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, North Georgia Community or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of North Georgia Community until after the fifth anniversary date of North Georgia National's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if North Georgia Community qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

     To qualify to become a financial holding company, North Georgia National and any other depository institution subsidiary of North Georgia Community must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, North Georgia Community must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, North Georgia Community is expected to act as a source of financial strength for North Georgia National and to commit resources to support North Georgia National. This support may be required at times when, without this Federal Reserve policy, North Georgia Community might not be inclined to provide it. In addition, any capital loans made by North Georgia Community to North Georgia National will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of North Georgia Community's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of North Georgia National will be assumed by the bankruptcy trustee and entitled to a priority of payment.

NORTH  GEORGIA  NATIONAL

     Since North Georgia National is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines North Georgia National's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.

The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, North Georgia National's deposits are insured by the FDIC to the maximum extent provided by law. North Georgia National is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, North Georgia National may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, North Georgia National may acquire branches of existing banks located in Georgia. North Georgia National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2000, we qualified for the well-capitalized category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on North Georgia National. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by North Georgia National are subject to state usury laws and federal laws concerning interest rates. North Georgia National's loan operations are also subject to federal laws applicable to credit transactions, such as:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The  deposit  operations  of  North  Georgia  National  are  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     North Georgia Community and North Georgia National are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of North Georgia Community, and the Office of the Comptroller of the Currency, in the case of North Georgia National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since North Georgia Community's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. North Georgia National is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 20.96% and our ratio of Tier 1 Capital to risk-weighted assets was 19.78%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 16.66%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

PAYMENT  OF  DIVIDENDS

     North Georgia Community is a legal entity separate and distinct from North Georgia National. The principal source of North Georgia Community's cash flow, including cash flow to pay dividends to its shareholders, is dividends that North Georgia National pays to North Georgia Community, its sole shareholder. Statutory and regulatory limitations apply to North Georgia National's payment of dividends to North Georgia Community as well as to North Georgia Community's payment of dividends to its shareholders.

     North Georgia National is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by our board of directors in any year will exceed (1) the total of North Georgia National's net profits for that year, plus
(2) North Georgia National's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by North Georgia Community and North Georgia National may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, North Georgia National were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that North Georgia National stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-North Georgia National-Prompt Corrective Action" above.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     North Georgia Community and North Georgia National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    a  bank's  investment  in  affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. North Georgia National must also comply with other provisions designed to avoid the taking of low-quality assets.

     North Georgia Community and North Georgia National are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     North Georgia National is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     Required information is presented in "Part II-Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM  2.     DESCRIPTION  OF  PROPERTIES

     The Bank is located at 350 West Belmont Drive in Calhoun, Georgia. The Bank's primary facility, which is also the location of the Company's executive offices, is a 15,000 square foot building with four drive-up lanes and one drive-up ATM. The Bank also provides a full-service ATM located in the lobby of the Gordon Hospital in Calhoun, Georgia.

     Other than the Bank's primary facility described in the preceding paragraph and the real estate-related loans funded by the Bank previously described in "-Item 1. Description of Business-North Georgia National-Loan Portfolio," the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM  3.     LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
             RELATED  STOCKHOLDER  MATTERS

     (a) There is currently no established market for the Company's common stock, and the Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. As of March 15, 2001, the Company had approximately 433 shareholders of record.

     (b) North Georgia National has paid no dividends on its common stock since its organization. The principal source of North Georgia Community's cash flow, including cash flow to pay dividends to its shareholders, is dividends that North Georgia National pays to North Georgia Community, its sole shareholder. Statutory and regulatory limitations apply to North Georgia National's payment of dividends to North Georgia Community as well as to North Georgia Community's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Item I-Description of Business-Supervision and Regulation-Payment of Dividends."

     On July 11, 2000, North Georgia Community sold 625 shares of unregistered common stock to Thomas M. Kinnamon for an aggregate price of $7,500. The sale did not involve a public offering and is exempt from registration under Section 4(2) of the Securities Act.

     On August 15, 2000, North Georgia Community sold 625 shares of unregistered common stock to David J. Lance for an aggregate price of $7,500. The sale did not involve a public offering and is exempt from registration under Section 4(2) of the Securities Act.

     The combined proceeds of $15,000 from the two sales of unregistered common stock described immediately above were used for working capital for the Company.

     On April 1, 2000, and pursuant to the North Georgia National Bank 1999 Stock Incentive Plan, the Bank issued to selected employees options to purchase an aggregate of 76,000 shares of its common stock in exchange for their past and future service. Subsequently, an option to purchase 2,500 shares of common stock was cancelled following the termination of employment of one of our employees. These option grants did not involve a public offering and are exempt from registration under Section 4(2) of the Securities Act. The following table contains information about the option grants:

     -------------------  ----------------  ---------------------------
          Shares
     Underlying Options   Exercise  Price         Vesting Schedule
     -------------------  ----------------  ---------------------------
     40,000                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
     10,000                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
     10,000                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
      5,000                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
      2,500                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
      2,500                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
      2,500                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
        500                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------
        500                    $  12.00     20% increments over 5 years
     -------------------  ----------------  ---------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and the financial condition of our bank subsidiary, North Georgia National, at December 31, 2000 and 1999 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING  STATEMENTS

     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

OVERVIEW

     Our 2000 results were highlighted by significant loan and deposit growth in our first full year of operations. Our net loss of $642,000 was significantly less than the loss incurred of $1,164,000 in our opening year of 1999. We are looking to our growth in 2000 and continued future growth to provide a base for profitability.

FINANCIAL  CONDITION  AT  DECEMBER  31,  2000  AND  1999

The  following  is  a  summary  of  our  balance sheets for the years indicated:

                                       December  31,
                                       2000     1999
                                   (Dollars in Thousands)

Cash and due from banks              $ 1,687  $ 1,541
Interest-bearing deposits in banks         4        -
Federal funds sold                     4,715    1,315
Securities                             6,045    2,428
Loans, net                            31,574   16,644
Premises and equipment                 2,125    2,199
Other assets                             446      173
                                     -------  -------

                                     $46,596  $24,300
                                     =======  =======

Total deposits                       $38,649  $16,915
Federal funds purchased                  664        -
Other liabilities                        172      116
Stockholders' equity                   7,111    7,269
                                     -------  -------

                                     $46,596  $24,300
                                     =======  =======

FINANCIAL  CONDITION  AT  DECEMBER  31,  2000  AND  1999

     As of December 31, 2000, we had total assets of $46.6 million, an increase of 92% over December 31, 1999. Total interest-earning assets were $42.3 million at December 31, 2000 or 91% of total assets as compared to 85% of total assets at December 31, 1999. Our primary interest-earning assets at December 31, 2000 were loans, which made up 75% of total interest-earning assets as compared to 82% at December 31, 1999. Our loan to deposit ratio was 83% at December 31, 2000 as compared to 99% at December 31, 1999. The loan to deposit ratio has decreased as deposit growth has outpaced new loan demand. Deposit growth of $21.7 million has been used to fund loan growth of $15.1 million. The balance of the deposit growth funded a $3.4 million increase in federal funds sold and a $3.6 million increase in securities.

     Our securities portfolio, consisting of U.S. Agency securities and restricted equity securities, amounted to $6.0 million at December 31, 2000. Unrealized gains on securities amounted to $45,000 at December 31, 2000 as compared to unrealized losses of $72,000 at December 31, 1999. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 51% of our loan portfolio collateralized by real estate located in our primary market area of Gordon County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (49%), construction loans to build one-to four-family residential properties (8%) and nonresidential properties consisting primarily of small business commercial properties (43%). We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

     The remaining 49% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values in our market area are stable. However, a manufacturing plant closing in Gordon County during the last quarter of 2000 could affect the unemployment rates and local economy in our market area.

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. National banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

     Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

     Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

     At December 31, 2000, we had loan commitments outstanding of $5.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. At December 31, 2000, we had arrangements with four commercial banks for additional short-term advances of $5,000,000.

     At December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity decreased due to a net loss in 2000 of $642,000, increased due to other comprehensive income of $117,000 related to unrealized gains on securities available-for-sale, and increased due to proceeds from additional stock sales of $368,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to North Georgia Community will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank can pay no dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2000 are as follows:

                                          Actual
                              ----------------------------   Regulatory
                              Consolidated        Bank      Requirements
                              -------------  -------------  -------------
  Leverage capital ratio             16.66%         16.65%        5.00%
  Risk-based capital ratios:
    Core capital                     19.78          19.76         6.00
    Total capital                    20.96          20.95        10.00

At  December  31, 2000, we had no material commitments for capital expenditures.

     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist us in keeping these ratios at satisfactory levels.

     We believe that our liquidity and capital resources will be adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

     Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects  of  Inflation
----------------------

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "--Asset/Liability Management."

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2000  AND  1999

     The  following  is  a  summary  of  our operations for the years indicated.

                         Years Ended December 31,
                              2000      1999
                          (Dollars in Thousands)
Interest income             $ 2,743   $   791

Interest expense              1,316       292
                            --------  --------

Net interest income           1,427       499

Provision for loan losses       325       201

Other income                    194       183

Other expenses                1,938     1,645
                            --------  --------

Net loss                    $  (642)  $(1,164)
                            ========  ========

Net  Interest  Income
---------------------

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     Our net yield on average interest-earning assets was 4.63% in 2000 as compared to 4.41% in 1999. Average loans increased by $17.7 million which accounted for the majority of a $19.9 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $17.1 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 8.91% in 2000 from 7.16% in 1999. The rate paid on average interest-bearing liabilities increased to 5.43% in 2000 from 4.19% in 1999. The increase in net interest income was due to a significant increase in volume of interest-earning assets. The increase in net yield was due primarily to loans being a larger component of interest-earning assets during the year.

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $325,000 in 2000 as compared to $201,000 in 1999. The amounts provided were due to the growth of the loan portfolio, our assessment of the inherent risk in the loan portfolio and increased loan charge-offs of $100,000 in 2000 as compared to 1999. We also increased the provision for loan losses due to the closing of a significant manufacturing plant in Gordon County during the last quarter of 2000. The effect of the plant closing and related job losses, though not quantifiable at this time, will most likely have a negative impact on the economy in Gordon County and the overall quality of our loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000 and 1999, we had no nonaccrual loans. The allowance for loan losses as a percentage of total loans was 1.33% at December 31, 2000 as compared to 1.19% at December 31,1999.

Other  Income
-------------

     Other income consists of service charges on deposit accounts, mortgage loan origination fees, gains and losses from securities transactions and other miscellaneous revenue and fees. Other income increased to $194,000 in 2000 from $183,000 in 1999. This increase is primarily due to an increase in service charges on deposit accounts of $88,000, a decrease in mortgage loan origination fees of $58,000, and losses recognized in 2000 on securities transactions of $27,000.

Other  Expenses
---------------

     Other expenses were $1,938,000 in 2000 as compared to $1,645,000 in 1999, an increase of $293,000. Salaries and employee benefits increased by $85,000 due to an increase in the number of full time employees from 14 to 20 and other annual salary increases. Equipment and occupancy expenses increased by $73,000 due primarily to increased depreciation of $40,000, and increased service/maintenance costs of $24,000. Other operating expenses increased by $135,000 due primarily to a $49,000 increase in data processing costs, increased legal and professional costs of $26,000, and a $60,000 increase in other costs.

Income  Tax
-----------

     We have reported no income tax due to accumulated deficits incurred of $2,255,000 through December 31, 2000.

Asset/Liability  Management
---------------------------

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors"), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     At December 31, 2000, our cumulative one-year interest rate-sensitivity gap ratio was 68%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. We are not within our targeted parameters due primarily to 93% of certificates of deposit repricing within a one-year time frame as opposed to 45% of loans and securities repricing within a one-year time frame. We believe that competitive market rates are being paid for certificates of deposit, and as long as the rates remain competitive, liquidity, while not assured, should not be adversely affected. However, due to the long-term nature of our interest- earning assets and the short-term nature of our interest-bearing liabilities, our earnings could be negatively impacted in a rising interest rate environment.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                             After        After
                                             Three        One
                                             Months     Year but
                                 Within       but        Within     After
                                 Three       Within       Five      Five
                                 Months     One Year     Years      Years     Total
                                              (Dollars in Thousands)
Interest-earning assets:
     Interest-bearing
          deposits in banks     $      4   $      --   $      --  $     --  $     4
     Federal funds sold            4,715          --          --        --    4,715
     Securities                      515         248       3,518     1,764    6,045
     Loans                        11,732       4,614      15,033       619   31,998
                                ---------  ----------  ---------  --------  -------

                                  16,966       4,862      18,551     2,383   42,762
                                ---------  ----------  ---------  --------  -------

Interest-bearing liabilities:
     Interest-bearing demand
         deposits                 18,484          --          --        --   18,484
     Savings                       2,355          --          --        --    2,355
     Certificates, less than
          $100,000                 1,197       4,730         695        --    6,622
     Certificates, $100,000
          and over                 1,149       3,488         124        --    4,761
     Federal funds purchased         664          --          --        --      664
                                ---------  ----------  ---------  --------  -------

                                  23,849       8,218         819        --   32,886
                                ---------  ----------  ---------  --------  -------

Interest rate sensitivity
     gap                        $ (6,883)  $  (3,356)  $  17,732  $  2,383  $ 9,876
                                =========  ==========  =========  ========  =======
Cumulative interest rate
     sensitivity gap            $ (6,883)  $ (10,239)  $   7,493  $  9,876
                                =========  ==========  =========  ========
Interest rate sensitivity
     gap ratio                       .71         .59       22.65        --
                                =========  ==========  =========  ========
Cumulative interest rate
     sensitivity gap ratio           .71         .68        1.23      1.30
                                =========  ==========  =========  ========


               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to:

     - Distribution of our assets, liabilities and stockholders' equity, and the interest rates we experience;

     -    Our  investment  portfolio;

     - Our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans;

     -    Summary  of  our  loan  loss experience and allowance for loan losses;

     -    Types  of  deposits;  and

     -    Return  on  equity  and  assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE  BALANCES

     The condensed average balance sheet for the years indicated is presented below. (1)

                                           Years Ended December 31,
                                               2000      1999
                                            (Dollars in Thousands)
      ASSETS

  Cash and due from banks                    $ 1,539   $    968
  Taxable securities                           4,611      2,200
  Securities valuation account                   (62)       (36)
  Federal funds sold                           1,294      1,469
  Loans (2)                                   24,889      7,199
  Allowance for loan losses                     (282)       (17)
  Other assets                                 2,464      2,339
                                             --------  ---------
                                             $34,453   $ 14,122
                                             ========  =========

  Total interest-earning assets              $30,794   $ 10,868
                                             ========  =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Noninterest-bearing demand               $ 2,538   $    811
    Interest-bearing demand                   14,871      4,302
    Savings                                    1,094        161
    Time                                       7,603      2,539
                                             --------  ---------
      Total deposits                          26,106      7,813

  Federal funds purchased                        658        126
  Other liabilities                              166         56
                                             --------  ---------
      Total liabilities                       26,930      7,995
  Stockholders' equity                         7,523      6,127
                                             --------  ---------
                                             $34,453   $ 14,122
                                             ========  =========

  Total interest-bearing liabilities         $24,226   $  7,128
                                             ========  =========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2000 was $30,000. There were no nonaccrual loans included in average loans for 1999.

INTEREST  INCOME  AND  INTEREST  EXPENSE

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                         Years  Ended  December  31,
                                                          2000               1999

                                                              Average           Average
                                                    Interest    Rate   Interest   Rate
                                                           (Dollars in Thousands)
  INTEREST INCOME:
    Interest and fees on loans (1)                 $   2,364    9.50%  $     533  8.09%
    Interest on taxable securities                       299    6.48         112  5.53
    Interest on Federal funds sold                        80    6.20          68  5.06
    Interest earned during the
      period prior to commencement
      of banking operations                                -       -          78     -
                                                   ----------          ---------
    Total interest income                              2,743    8.91         791  7.16
                                                   ----------          ---------

  INTEREST EXPENSE:
    Interest on interest-bearing
      demand deposits                                    741    4.99         148  3.77
    Interest on savings deposits                          52    4.72           4  2.40
    Interest on time deposits                            487    6.41         114  4.91
    Interest on Federal funds purchased                   36    5.50           7  6.33
    Interest incurred during the
      period prior to commencement
      of banking operations                                -       -          19     -
                                                   ----------          ---------

    Total interest expense                             1,316    5.43         292  4.19
                                                   ----------          ---------

  NET INTEREST INCOME                              $   1,427           $     499
                                                   ==========          =========

    Net interest spread                                         3.48%             2.97%
                                                               ======             =====
    Net yield on average interest-earning assets                4.63%             4.41%
                                                               ======             =====

(1) Interest and fees on loans includes $144,000 and $27,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively. There was no interest income recognized on nonaccrual loans during 2000 or 1999.


RATE  AND  VOLUME  ANALYSIS

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                  Years Ended December 31,
                                                        2000 vs. 1999
                                                         Changes
                                                          Due  To:
                                                  Rate    Volume    Net
                                                  (Dollars in Thousands)
  Increase (decrease) in:
    Income from interest-earning assets:
    Interest and fees on loans                   $ 107   $ 1,723   $1,830
    Interest on taxable securities                  22       165      187
    Interest on Federal funds sold                  15        (3)      12
                                                 ------  --------  ------
      Total interest income                        144     1,885    2,029
                                                 ------  --------  ------

    Expense from interest-bearing liabilities:
    Interest on interest-bearing
      demand deposits                               61       532      593
    Interest on savings deposits                     7        41       48
    Interest on time deposits                       44       329      373
    Interest on Federal funds purchased             (1)       30       29
                                                 ------  --------  ------
      Total interest expense                       111       932    1,043
                                                 ------  --------  ------

      Net interest income                        $  33   $   953   $  986
                                                 ======  ========  ======

Interest income earned of $78,000 and interest incurred of $19,000 for the period in 1999 prior to the commencement of banking operations have been excluded from the rate/volume table.

                              INVESTMENT PORTFOLIO

TYPES  OF  INVESTMENTS

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                  December  31,
                                  2000    1999
                             (Dollars in Thousands)

  U.S. Government agencies       $5,780  $ 2,174
  Restricted equity securities      265  $   254
                                 ------  -------

                                 $6,045  $ 2,428
                                 ======  =======

MATURITIES

     The amounts of debt securities, including the weighted average yield in each category as of December 31, 2000, are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

                                            After  one         After  five
                   One year or less     through five years  through ten years
                   Amount    Yield (1)  Amount   Yield (1)  Amount   Yield (1)
U.S. Government
  agencies       $      498      5.29%  $ 3,518      7.09%  $ 1,764      7.08%
                 ==========             =======             =======


                   After ten years         Total
                  Amount    Yield (1)  Amount   Yield (1)
U.S. Government
  agencies       $      --          -  $ 5,780      6.47%
                 ==========             =======

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

TYPES  OF  LOANS

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                            December  31,
                                           2000      1999
                                        (Dollars in Thousands)

  Commercial                             $10,933   $ 7,931
  Real estate- construction                1,233       253
  Real estate- mortgage                   15,135     5,522
  Consumer installment loans and other     4,697     3,138
                                         --------  --------
                                          31,998    16,844
  Less allowance for loan losses            (424)     (200)
                                         --------  --------
      Net loans                          $31,574   $16,644
                                         ========  ========


MATURITIES  AND  SENSITIVITIES  OF  LOANS  TO  CHANGES  IN  INTEREST  RATES

     Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                           (Dollars  in  Thousands)
  Commercial
    One year or less              $ 6,232
    After one through five years    4,591
    After five years                  110
                                  -------
                                   10,933
                                  -------

  Construction
    One year or less                1,233
    After one through five years       --
    After five years                   --
                                  -------
                                    1,233
                                  -------

  Other
    One year or less               11,305
    After one through five years    8,329
    After five years                  198
                                  -------
                                   19,832
                                  -------

                                  $31,998
                                  =======

     The following table summarizes loans at December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                    (Dollars in Thousands)
    Predetermined interest rates            $ 9,376
    Floating or adjustable interest rates     3,852
                                            -------
                                            $13,228
                                            =======

RISK  ELEMENTS

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2000 and 1999 is as follows:

                                                   December  31,
                                                   2000   1999
                                             (Dollars in Thousands)
  Nonaccrual loans                                 $   0  $   0
  Loans contractually past due ninety
    days or more as to interest or
    principal payments and still accruing              0      0
  Restructured loans                                   0      0
  Loans, now current about which there are
    serious doubts as to the ability of the
    borrower to comply with loan repayment terms       0      0
  Interest income that would have been recorded
    on nonaccrual and restructured loans under
    original terms                                     3      0
  Interest income that was recorded on
    nonaccrual and restructured loans                  0      0

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                               Years Ended December 31,
                                                   2000        1999
                                                (Dollars in Thousands)

  Average amount of loans outstanding           $   24,889   $  7,199
                                                ===========  =========

  Balance of allowance for loan losses
    at beginning of year                        $      200   $     --
                                                -----------  ---------

  Loans charged off
    Commercial                                          88         --
    Real estate mortgage                                 1         --
    Installment                                         15          1
                                                -----------  ---------
                                                       104          1
                                                -----------  ---------

  Loans recovered
    Commercial                                           3         --
    Real estate mortgage                                --         --
    Installment                                         --         --
                                                -----------  ---------
                                                         3         --
                                                -----------  ---------

  Net charge-offs                                      101          1
                                                -----------  ---------

  Additions to allowance charged to operating
    expense during year                                325        201
                                                -----------  ---------

  Balance of allowance for loan losses
    at end of year                              $      424   $    200
                                                ===========  =========

  Ratio of net loans charged off during the
  year to average loans outstanding                    .41%       .01%
                                                ===========  =========

ALLOWANCE  FOR  LOAN  LOSSES

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

     As of December 31, 2000 and 1999, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                               December 31, 2000         December 31, 1999
                                   Percent of loans in      Percent of loans in
                                     each category             each  category
                            Amount   to total loans   Amount   to total loans
                                          (Dollars in Thousands)
Commercial                  $   233              34%  $   110              47%
Real estate- construction        21               4        10               1
Real estate- mortgage           106              47        50              33
Consumer installment
  loans and other                64              15        30              19
                            -------  ---------------  -------  ---------------
                            $   424             100%  $   200             100%
                            =======  ===============  =======  ===============

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                          Years  Ended  December  31,
                                            2000              1999
                                      Amount    Percent   Amount   Percent
                                              (Dollars in Thousands)
Noninterest-bearing demand deposits   $ 2,538       -- %  $   811      -- %
Interest-bearing demand deposits       14,871       4.99    4,302      3.77
Savings deposits                        1,094       4.72      161      2.40
Time deposits                           7,603       6.41    2,539      4.91
                                      -------             -------
                                      $26,106             $ 7,813
                                      =======             =======

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                            (Dollars in Thousands)
  Three months or less             $1,149
  Over three through six months       577
  Over six through twelve months    2,911
  Over twelve months                  124
                                   ------
    Total                          $4,761
                                   ======

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the years indicated is presented below.

                          Years Ended December 31,
                               2000      1999
  Return on assets (1)         (1.86)%   (8.24)%
  Return on equity (2)         (8.53)   (19.00)
  Dividend payout ratio (3)        -         -
  Equity to assets ratio (4)   21.84     43.38

(1)  Net  loss  divided  by  average  total  assets.
(2)  Net  loss  divided  by  average  equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average  equity  divided  by  average  total  assets.

ITEM  7.     FINANCIAL  STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2000, (3) the year he or she was first elected as a director or as an officer of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

A.  DIRECTORS
                                                      POSITION WITH THE COMPANY AND
NAME (AGE)                  DIRECTOR SINCE                BUSINESS EXPERIENCE
--------------------------  --------------  --------------------------------------------------

David J. Lance (46)                   2000  President of North Georgia Community and
                                            President and Chief Executive Officer of North
                                            Georgia National; previously President and Chief
                                            Executive Officer of First National Bank of
                                            Northwest Georgia, Calhoun, Georgia

Thomas M. Kinnamon (55)               2000  Secretary of North Georgia Community;
                                            Chairman of the Board of North Georgia National;
                                            President of Accent Yarns & Textiles, Inc.,
                                            Dalton, Georgia (yarn and textile manufacture and
                                            sale)

B.  EXECUTIVE OFFICER WHO
    IS NOT ALSO A DIRECTOR
                                            POSITION WITH THE COMPANY AND
NAME (AGE)                  OFFICER SINCE   BUSINESS EXPERIENCE
--------------------------  --------------  --------------------------------------------------

Rhonda C. Massengill (46)             2001  Chief Financial Officer of North Georgia
                                            Community and Chief Financial Officer and
                                            Corporate Secretary of North Georgia National
                                            Bank

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM  10.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

                           SUMMARY COMPENSATION TABLE

     The following table presents summary information concerning compensation paid or accrued by the Company and the Bank to its chief executive officer for the years ended December 31, 2000 and 1999. No other executive officer of the Company earned over $100,000 in salary and bonus during the year ended December 31, 2000.

                              Annual  Compensation              Long-Term  Compensation
                         ----------------------------  ----------------------------------
                                                               Awards             Payouts
                                                        -----------------------  ---------
                                               Other                 Securities                All
                                               Annual   Restricted   Underlying               Other
                                              Compen-      Stock      Options/      LTIP     Compen-
                          Salary     Bonus     sation     Awards        SARs      Payouts    sation
Name and Position  Year    ($)        ($)       ($)         ($)          (#)        ($)      ($)(1)
-----------------  ----  --------  ---------  --------  -----------  -----------  --------  ---------
                                                                                             7,500(2)
David J. Lance     2000   150,000     5,000         0             0       40,000         0  33,000(3)
-----------------  ----  --------  ---------  --------  -----------  -----------  --------  ---------
  President &
  Chief Executive
  Officer          1999    40,909  70,000(4)  3,500(5)            0       75,000        --  62,850(2)
-----------------  ----  --------  ---------  --------  -----------  -----------  --------  ---------

(1) We have omitted information on certain "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission regulations.

(2) Consists of cash payment in lieu of the establishment of a retirement plan as called for under the employment agreement between David J. Lance and the Bank.

(3) Consists of payments for club memberships under the employment agreement between David J. Lance and the Bank.

(4) Consist of a signing bonus under the employment agreement between David J. Lance and the Bank.

(5)  Consists  of  an  automobile  allowance.

                              EMPLOYMENT AGREEMENT

     Effective September 22, 1999, we entered into an employment agreement with David J. Lance regarding his service as President and Chief Executive Officer of the Bank. Under the terms of the employment agreement, Mr. Lance receives a base salary of $150,000 per year. Mr. Lance is also eligible to receive an annual cash bonus of at least 2% of the before-tax profits of the Bank. In addition to his base salary and bonus, Mr. Lance is entitled to reimbursement for social club memberships and full use of an automobile.

Under the terms of Mr. Lance's employment agreement, the Bank granted Mr. Lance a fully vested stock option to purchase 75,000 shares of common stock with an exercise price of $ 10.00 per share. The Bank also granted Mr. Lance the right to purchase up to 25,000 shares of Bank stock (increased to 35,450 shares pursuant to a separate stock purchase agreement, dated September 22, 1999, and by Board resolution) by March 31, 2000. Mr. Lance purchased 20,500 shares pursuant to the stock purchase agreement in the last quarter of 1999 and the remaining14,950 shares in the first quarter of 2000.

The employment agreement also provides that, in the event of a sale of the Bank during the term of his employment, the Bank will pay Mr. Lance one percent of the total sale price, a gross-up payment to ensure that the net amount retained by Mr. Lance from the sale, after taxes, is equal to one percent of the sale price, and a right of first refusal on any sale of the Bank.

     The initial term of Mr. Lance's employment began on September 22, 1999 and will continue for a period of three years. Upon each new day of the three-year period, the term is automatically extended for one additional day so that at all times the term of the employment agreement will be three full years until either party notifies the other of its intent not to renew.

If the Bank terminates Mr. Lance's employment without cause, the employmnet agreement provides for the following:

     (a) the Bank will pay him a lump-sum cash payment equal to the present value of the sum of his salary, bonus, any long-term incentive award, and club dues for the remaining term of the Agreement; and

     (b)  any  unvested  options  held  by  him  will  vest;  and

     (c) the Bank will transfer to him title to his Bank car and will cover any taxes payable as a result of the transfer.


OPTION  GRANTS  IN  FISCAL  YEAR  2000

     The following table presents the options granted by the Company during the fiscal year 2000 to its executive officers.

---------------------  -------------  --------------------  -----------------  ----------------
                         Number of      Percent of Total
                        Securities       Options/ SARs
                        Underlying         Granted to
                       Options/SARs   Employees In Fiscal   Exercise Or Base
       Name             Granted (#)           Year            Price ($/Sh)     Expiration Date
       (a)                  (b)               (c)                  (d)               (e)
---------------------  -------------  --------------------  -----------------  ----------------
David J. Lance                40,000                 54.4%              12.00  March 31, 2010
---------------------  -------------  --------------------  -----------------  ----------------
Rhonda C. Massengill          10,000                 13.6%              12.00  March 31, 2010
---------------------  -------------  --------------------  -----------------  ----------------

OPTIONS  EXERCISED  IN  FISCAL  YEAR  2000

     No  options  were  exercised by our executive officers in fiscal year 2000.

COMPENSATION  OF  DIRECTORS

     The Company and the Bank do not separately compensate their directors for their service as directors, nor will their directors receive directors compensation until the Company and the Bank have recovered all of their losses. Thereafter, the Company and the Bank will adopt director compensation policies that conform to applicable law.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2000 by (a) each executive officer and director of the Company, (b) all executive officers and directors, as a group, and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

                                                     PERCENT
NAME AND ADDRESS                  NUMBER OF SHARES  OF CLASS
--------------------------------  ----------------  --------
(a)  DIRECTORS
David J. Lance
350 West Belmont Avenue
Calhoun, Georgia  30701                    120,675      13.2

Thomas M. Kinnamon
604 Sheridan Avenue
Dalton, Georgia  30721                     142,025      15.7

Rhonda C. Massengill                         2,500         *

(b)  ALL DIRECTORS AND EXECUTIVE
      OFFICERS, AS A GROUP                 265,200      29.0

(c)  ADDITIONAL 5% SHAREHOLDER

Ernest M. Acree, Jr.                        75,000       8.3

_________________________
+ Mr. Lance, Mr. Kinnamon and Ms. Massengill are the only executive officers of the Company.

*    Represents  less  than  1%.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

ITEM  13.     EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  10-KSB

(a)     Exhibits


Exhibit
Number   Exhibit
-------  ---------------------------------------------------------------------------------------

3.1      Articles of Incorporation.(1)

3.2      Bylaws.(1)

4.1      Instruments Defining the Rights of Security Holders.  See Articles of Incorporation at
         Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1     Agreement and Plan of Share Exchange, dated as of March 3, 2000, between North
         Georgia National Bank and North Georgia Community Financial Partners, Inc. (2)

10.2*    Employment Agreement, dated as of September 22, 1999, between North Georgia
         National, N.A. and David J. Lance.

10.3*    Addendum to Employment Agreement, dated November 16, 1999, between North
         Georgia National Bank and David J. Lance.

10.4*    Stock Purchase Agreement, dated September 22, 1999, between North Georgia
         National Bank and David J. Lance.

10.5*    North Georgia Community Financial Partners, Inc. 2000 Stock Incentive Plan; form of
         Incentive Stock Award; form of Non-Qualified Stock Option Award.

13.1     North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated
         Financial Report, December 31, 2000.

22.1     Subsidiaries of North Georgia Community.(1)

24.1 Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

99.1     2001 Proxy Statement sent to securities holders of North Georgia Community.

99.2     2000 Annual Report sent to securities holders of North Georgia Community.  See
         "Part II-Item 7.  Financial Statements" and Exhibit 13.1.

_________________________
*    Compensatory  plan  or  arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.

(2) Incorporated herein by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.

(b)     Reports  on  Form  8-K  filed  in  the  fourth  quarter  of 2000:  None.


SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED  WITH  REPORTS  FILED
PURSUANT  TO  SECTION  15(D)  OF  THE  EXCHANGE  ACT  BY  NON-REPORTING ISSUERS.

     The Company's proxy statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB as exhibit 99.1. The Company's 2000 annual report to its shareholders consists of its financial statements which are included in this Annual Report on Form 10-KSB. See "Part II-Item 7. Financial Statements" and Exhibit 13.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH  GEORGIA  COMMUNITY
                                        FINANCIAL  PARTNERS,  INC.




                                        By:  /s/ David  J. Lance
                                           ---------------------
                                           David  J.  Lance
                                           President  and  Chief
                                           Executive  Officer


                                        Date:  March 29, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature            Title                                             Date
------------------------  --------------------------------------------  --------------
/s/ David J. Lance        President and Chief Executive Officer,        March 29, 2001
------------------------  Director (principal executive officer)
David J. Lance


/s/ Thomas M. Kinnamon    Secretary, Director                           March 29, 2001
------------------------
Thomas M. Kinnamon

/s/ Rhonda C. Massengill  Chief Financial Officer                       March 29, 2001
------------------------  (principal financial and accounting officer)
Rhonda C. Massengill

                                      EXHIBIT INDEX
                                      -------------


                                                                          Page Number in
Exhibit                                                                    Sequentially
Number   Exhibit                                                          Numbered Copy
-------  ---------------------------------------------------------------  --------------
3.1      Articles of Incorporation.(1)

3.2      Bylaws.(1)

4.1      Instruments Defining the Rights of Security Holders.  See
         Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
         Exhibit 3.2 hereto.

10.1     Agreement and Plan of Share Exchange, dated as of March 3,
         2000, between North Georgia National Bank and North
         Georgia Community Financial Partners, Inc. (2)

10.2* Employment Agreement, dated as of September 22, 1999, between North Georgia National, N.A. and David J. Lance.

10.3*    Addendum to Employment Agreement, dated November 16,
         1999, between North Georgia National Bank and David J.
         Lance.

10.4*    Stock Purchase Agreement, dated September 22, 1999, between
         North Georgia National Bank and David J. Lance.

10.5*    North Georgia Community Financial Partners, Inc. 2000 Stock
         Incentive Plan; form of Incentive Stock Award; form of Non-
         Qualified Stock Option Award.


13.1     North Georgia Community Financial Partners, Inc. and
         Subsidiary Consolidated Financial Report, December 31, 2000.

22.1     Subsidiaries of North Georgia Community(1).

24.1     Power of Attorney (appears on signature pages to this Annual
         Report on Form 10-KSB).

99.1     2001 Proxy Statement sent to securities holders of North
         Georgia Community.

99.2     2000 Annual Report sent to securities holders of North Georgia
         Community.  See "Part II-Item 7.  Financial Statements" and
         Exhibit 13.1.

_________________________
*    Compensatory  plan  or  arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.

(2) Incorporated herein by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.