Form 10QSB
period 2001-03-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2001-05-14
CIK 1111740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended   MARCH  31,  2001
                                             ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-34908

                North Georgia Community Financial Partners, Inc.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                            58-2585603
-------------------------------                       --------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification  No.)

                  350 W. BELMONT DRIVE, CALHOUN, GEORGIA 30701
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 629-6499
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
        ------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  May 1, 2001:   904,167;  no  par  value.

Transitional  Small  Business  Disclosure  Format      Yes      No   X
                                                           ---      ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

--------------------------------------------------------------------------------

                                       INDEX
                                       -----


                                                                             PAGE
                                                                             ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - MARCH 31, 2001. . . . . . . . . .      3

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (LOSS) - THREE MONTHS ENDED MARCH 30, 2001 AND 2000. . . . .      4

             CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
               MONTHS ENDED MARCH 31, 2001 AND 2000 . . . . . . . . . . . .      5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .      6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .      7


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .     13

          ITEM 2 - CHANGE IN SECURITIES . . . . . . . . . . . . . . . . . .     13

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . .     13

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .     13

          ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     13

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .  13-14

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                  ASSETS
                  ------

Cash and due from banks                                          $ 1,777,962
Interest-bearing deposits in banks                                     9,369
Federal funds sold                                                 8,025,000
Securities available-for-sale, at fair value                       7,107,573

Loans                                                             33,323,644
Less allowance for loan losses                                       443,971
                                                                 ------------
          Loans, net                                              32,879,673
                                                                 ------------

Premises and equipment                                             2,084,386
Other assets                                                         414,954
                                                                 ------------

          TOTAL ASSETS                                           $52,298,917
                                                                 ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 3,328,092
    Interest-bearing                                              41,066,612
                                                                 ------------
          TOTAL DEPOSITS                                          44,394,704
Federal funds purchased                                              569,188
Other liabilities                                                    196,493
                                                                 ------------
          TOTAL LIABILITIES                                       45,160,385
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       904,167 shares issued and outstanding                       9,321,401
    Accumulated deficit                                           (2,253,266)
    Accumulated other comprehensive income                            70,397
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,138,532
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $52,298,917
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  --------------------
                                                    2001       2000
                                                  --------  ----------
INTEREST INCOME
    Loans                                         $768,257  $ 406,140
    Taxable securities                             128,063     40,633
    Federal funds sold                              73,983     27,029
    Deposits in banks                                   79          -
                                                  --------  ----------
              TOTAL INTEREST INCOME                970,382    473,802
                                                  --------  ----------

INTEREST EXPENSE
    Deposits                                       523,953    210,775
    Other borrowings                                 5,976      6,422
                                                  --------  ----------
              TOTAL INTEREST EXPENSE               529,929    217,197
                                                  --------  ----------

              NET INTEREST INCOME                  440,453    256,605
PROVISION FOR LOAN LOSSES                           30,000     60,000
                                                  --------  ----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES          410,453    196,605
                                                  --------  ----------

OTHER INCOME
    Service charges on deposit accounts             55,461     32,319
    Other operating income                          27,899      3,411
                                                  --------  ----------
              TOTAL OTHER INCOME                    83,360     35,730
                                                  --------  ----------

OTHER EXPENSES
    Salaries and employee benefits                 264,539    216,890
    Occupancy and equipment expenses                68,261     59,991
    Other operating expenses                       159,157    176,464
                                                  --------  ----------
              TOTAL OTHER EXPENSES                 491,957    453,345
                                                  --------  ----------

              INCOME (LOSS) BEFORE INCOME TAXES      1,856   (221,010)

INCOME TAX EXPENSE                                       -          -
                                                  --------  ----------

              NET INCOME (LOSS)                      1,856   (221,010)
                                                  --------  ----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period      25,421     (3,246)
                                                  --------  ----------

              COMPREHENSIVE INCOME  (LOSS)        $ 27,277  $(224,256)
                                                  ========  ==========

BASIC AND DILUTED EARNINGS (LOSSES) PER SHARE     $      -  $   (0.25)
                                                  ========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC
   AND DILUTED)                                    904,167    887,186
                                                  ========  ==========

CASH DIVIDENDS PER SHARE                          $      -  $       -
                                                  ========  ==========

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                       NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                          (UNAUDITED)


                                                                        2001          2000
                                                                    ------------  ------------
OPERATING ACTIVITIES
    Net income (loss)                                               $     1,856   $  (221,010)
    Adjustments to reconcile net income (loss)  to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    28,288        38,954
        Provision for loan losses                                        30,000        60,000
        (Increase) decrease in other assets                              31,442       (78,031)
        Increase in other liabilities                                    24,198        27,577
                                                                    ------------  ------------
              Net cash provided by (used in) operating activities       115,784      (172,510)
                                                                    ------------  ------------
INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                   (5,517)            -
    Purchases of securities available-for-sale                       (2,273,475)   (1,000,000)
    Proceeds from maturities of securities available-for-sale         1,250,000             -
    Net (increase) decrease in federal funds sold                    (3,310,000)      415,000
    Net increase in loans                                            (1,336,290)   (3,525,007)
    Purchase of premises and equipment                                   (1,649)      (21,494)
                                                                    ------------  ------------
              Net cash used in investing activities                  (5,676,931)   (4,131,501)
                                                                    ------------  ------------
FINANCING ACTIVITIES
    Net increase in deposits                                          5,745,714     3,262,535
    Net increase (decrease) in federal funds purchased                  (94,118)      636,131
    Net proceeds from sale of common stock                                    -       353,243
                                                                    ------------  ------------
              Net cash provided by financing activities               5,651,596     4,251,909
                                                                    ------------  ------------
Net increase (decrease)  in cash and due from banks                      90,449       (52,102)

Cash and due from banks, beginning of period                          1,687,513     1,541,141
                                                                    ------------  ------------
Cash and due from banks, end of period                              $ 1,777,962   $ 1,489,039
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

             The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE  2.     CURRENT  ACCOUNTING  DEVELOPMENTS

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's operations or financial position.

             There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of North Georgia Community Financial Partners, Inc. and its bank subsidiary, North Georgia National Bank during the periods included in the accompanying financial statements.

             SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING
             STATEMENTS

             The management's discussion and analysis which follows contains forward-looking statements in addition to historical information including, but not limited to, statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends, or results. These factors include, but are not limited to:

             -  Increased  competition  with  other  financial  institutions,
             -  Lack  of  sustained  growth  in  the  economy  of Gordon County,
             -  Rapid  fluctuations  in  interest  rates,
             - The inability of the Company to maintain regulatory capital standards, and
             -  Changes  in  the  legislative  and  regulatory  environment.

             The purpose of the following discussion is to address information relating to our financial condition and results of operations that may not be readily apparent from a review of the financial statements and notes thereto, which are included in the Form 10-QSB.

             LIQUIDITY  AND  CAPITAL  RESOURCES

             As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 38%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

             At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                     ACTUAL
                              ---------------------
                                                      REGULATORY
                                                       MINIMUM
                              CONSOLIDATED    BANK   REQUIREMENT
                              -------------  ------  -----------

  Leverage capital ratios            14.70%  14.69%        4.00%
  Risk-based capital ratios:
    Core capital                     18.71   18.70         4.00
    Total capital                    19.87   19.87         8.00


             These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

FINANCIAL  CONDITION

Following  is  a  summary  of  our  balance  sheets  for  the periods indicated:

                           MARCH 31,  DECEMBER 31,
                             2001        2000
                         -----------  -----------
                          (DOLLARS IN THOUSANDS)
                         ------------------------
Cash and due from banks  $     1,787  $     1,692
Cash and due from banks  $1,7871,787  $1,7871,787
Securities                     7,108        6,045
Federal funds sold             8,025        4,715
Loans, net                    32,880       31,573
Premises and equipment         2,084        2,125
Other assets                     415          446
                         -----------  -----------
                         $    52,299  $    46,596
                         ===========  ===========

Deposits                 $    44,395  $    38,649
Federal funds purchased          569          664
Other liabilities                197          172
Stockholders' equity           7,138        7,111
                         -----------  -----------
                         $    52,299  $    46,596
                         ===========  ===========

Our total assets grew at a rate of 12% for the first quarter of 2001. Continued deposit growth, net of decreased federal funds purchased positions, of $5,651,000 was invested in federal funds sold, loans and securities, with over one-half of the growth being temporarily invested in federal funds sold. We purposefully slowed our rate of loan growth in the first quarter of 2001 to insure that we continue to adequately service and monitor the loan portfolio. Our current federal funds sold and securities balances should provide the funds for higher loan growth rates in the future. Our loan to deposit ratio has decreased from 83% at December 31, 2000 to 75% at March 31, 2001. Our total equity has increased by year-to-date income of $2,000 and by unrealized gains on securities available-for-sale of $25,000.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 2001 AND 2000

Following  is  a  summary  of  our  operations  for  the  periods  indicated.

                              THREE MONTHS ENDED
                                   MARCH  31,
                               2001         2000
                            ----------  -----------
                            (DOLLARS  IN  THOUSANDS)
                            ------------------------
Interest income             $      970         474
Interest expense                   530         217
                            ----------  -----------
Net interest income                440         257
Provision for loan losses           30          60
Other income                        84          36
Other expense                      492         454
                            ----------  -----------
Net income (loss)           $        2        (221)
                            ==========  ===========

Our net interest income has increased by $183,000 for the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 3.97% during the first quarter of 2001 as compared to 4.61% for the same period in 2000 and 4.63% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses decreased by $30,000 for the first quarter of 2001 as compared to the same period in 2000. We have continued to provide for loan losses due primarily to the loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.33% at March 31, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                          THREE  MONTHS  ENDED
                                                                                 MARCH  31,
                                                                             2001         2000
                                                                        ------------  ------------
                                                                         (DOLLARS  IN  THOUSANDS)
                                                                        --------------------------
Nonaccrual loans                                                        $         67  $          0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                         0             0
Restructured loans                                                                 0             0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                      0            77
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      2             0
Interest income that was recorded on nonaccrual and restructured loans             0             0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH  31,
                                                                    2001       2000
                                                                   --------  --------
                                                                 (DOLLARS IN THOUSANDS)
                                                                 ----------------------
Average amount of loans outstanding                                $32,565   $17,739
                                                                   ========  ========
Balance of allowance for loan losses at beginning of period        $   424   $   200
                                                                   --------  --------

Loans charged off
  Commercial and financial                                              10         0
  Real estate mortgage                                                   0         0
  Installment                                                            2         7
                                                                   --------  --------
                                                                        12         7
                                                                   --------  --------

Loans recovered
  Commercial and financial                                               0         0
  Real estate mortgage                                                   0         0
  Installment                                                            2         0
                                                                   --------  --------
                                                                         2         0
                                                                   --------  --------

Net charge-offs                                                         10         7
                                                                   --------  --------

Additions to allowance charged to operating expense during period       30        60
                                                                   --------  --------

Balance of allowance for loan losses at end of period              $   444   $   253
                                                                   ========  ========

Ratio of net loans charged off during the period to
  average loans outstanding                                            .03%      .04%
                                                                   ========  ========

Other income has increased by $48,000 during the first quarter of 2001 as compared to the same period in 2000 due primarily to increased service charges on deposit accounts of $23,000 and increased mortgage origination fees of $16,000.

Other expenses increased during the first quarter of 2001 as compared to the same period in 2000 by $38,000 due to normal increased operating costs associated with our growth.

We have recorded no income tax provisions due to cumulative net operating losses.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM  1.     LEGAL  PROCEEDINGS

             There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM  2.     CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

             (a)     not  applicable
             (b)     not  applicable
             (c)     not  applicable
             (d)     not  applicable

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             Not  applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             None

ITEM  5.     OTHER  INFORMATION

             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

             (a)     Exhibits.

                     Exhibit Number        Exhibit
                     --------------        -------

                     2.1  Agreement  and  Plan  of  Share  Exchange.(1)

                     3.1  Articles  of  Incorporation.(1)

                     3.2  Bylaws.(1)

                     4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

                     10.1 Reserved

                     10.2 Employment  Agreement, dated as of September 22, 1999, between North Georgia National Bank and David J. Lance.(2)

                     10.3 Addendum  to  Employment Agreement, dated November 16,
                          1999, between North Georgia National Bank and David J. Lance.(2)

                     10.4 Stock  Purchase  Agreement, dated  September 22, 1999, between North Georgia National Bank and David J. Lance.(2)

                     10.5 North  Georgia Community Financial Partners, Inc. 2000
                          Stock Incentive Plan; form of Incentive Stock Award; form of Non-Qualified Stock Option Award. (2)

                     13.1 North  Georgia Community  Financial Partners, Inc. and
                          Subsidiary Consolidated Financial Report, December 31, 2000. (2)

                     21.1 Subsidiaries  of  North  Georgia  Community  Financial
                          Partners,  Inc.(1)

                     99.1 2001  Proxy  Statement  sent to  securities holders of
                          North  Georgia Community  Financial  Partners, Inc.(2)
                    __________________________
                    (1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-4, File No. 333-34908, declared effective by the SEC on June 9, 2000.
                    (2) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB, File No. 333-34908, filed with the SEC on March 30, 2001.

               (b)  Reports  on  Form  8-K:     None

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       NORTH  GEORGIA  COMMUNITY
                                   FINANCIAL  PARTNERS,  INC.



DATE:  May  10,  2001          BY:  /s/  David  J.  Lance
       --------------              ---------------------------------------------
                                   David  J.  Lance,  President
                                   (Principal  Executive  Officer)


DATE:  May  10,  2001           BY:  /s/  Rhonda  C.  Massengill
       --------------              ---------------------------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal  Financial and Accounting Officer)