Form 10QSB
period 2001-06-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2001-08-13
CIK 1111740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  JUNE 30, 2001
                                         -------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                       Commission File Number:  333-34908

                   North Georgia Community Financial Partners, Inc.
                   ------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-2585603
-------------------------------                          -----------------------
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

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---


State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 2001:   904,167; no par value.

Transitional Small Business Disclosure Format   Yes      No  X
                                                    ---     ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
--------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL  INFORMATION

          ITEM  1.  FINANCIAL  STATEMENTS

            CONSOLIDATED BALANCE SHEET - JUNE 30, 2001 . . . . . . . . . .     3

            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              (LOSS) - THREE MONTHS ENDED JUNE 30, 2001 AND 2000
              AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000. . . . . . . . .     4

            CONSOLIDATED  STATEMENTS OF CASH FLOWS - SIX
              MONTHS ENDED JUNE 30, 2001 AND 2000. . . . . . . . . . . . .     5

            NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .     6

          ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     7


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .    13

          ITEM 2 - CHANGE IN SECURITIES. . . . . . . . . . . . . . . . . .    13

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . .    13

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .    13

          ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . . .    13

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . 13-14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)


                    ASSETS
                    ------

Cash and due from banks                                          $ 2,055,081
Interest-bearing deposits in banks                                    10,738
Federal funds sold                                                 7,205,000
Securities available-for-sale, at fair value                      12,262,556

Loans                                                             35,394,753
Less allowance for loan losses                                       474,493
                                                                 ------------
          Loans, net                                              34,920,260
                                                                 ------------

Premises and equipment                                             2,049,832
Other assets                                                         475,242
                                                                 ------------

          TOTAL ASSETS                                           $58,978,709
                                                                 ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 5,169,290
    Interest-bearing                                              46,333,891
                                                                 ------------
          TOTAL DEPOSITS                                          51,503,181
Federal funds purchased                                              141,139
Other liabilities                                                    207,009
                                                                 ------------
          TOTAL LIABILITIES                                       51,851,329
                                                                 ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       904,167 shares issued and outstanding                       9,321,401
    Accumulated deficit                                           (2,274,478)
    Accumulated other comprehensive income                            80,457
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,127,380
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $58,978,709
                                                                 ============

See Notes to Consolidated Financial Statements.

                          NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND COMPREHENSIVE INCOME  (LOSS)
                              THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                             AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                             (UNAUDITED)


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                     ---------------------  -----------------------
                                                       2001        2000        2001         2000
                                                     ---------  ----------  -----------  ----------
INTEREST INCOME
    Loans                                            $776,932   $ 516,706   $1,545,189   $  922,846
    Taxable securities                                140,287      63,263      268,350      103,896
    Federal funds sold                                 73,609       7,991      147,592       35,020
    Deposits in banks                                     118           -          197            -
                                                     ---------  ----------  -----------  ----------
              TOTAL INTEREST INCOME                   990,946     587,960    1,961,328    1,061,762
                                                     ---------  ----------  -----------  ----------

INTEREST EXPENSE
    Deposits                                          570,452     253,727    1,094,405      464,502
    Other borrowings                                    5,462      13,021       11,438       19,443
                                                     ---------  ----------  -----------  ----------
              TOTAL INTEREST EXPENSE                  575,914     266,748    1,105,843      483,945
                                                     ---------  ----------  -----------  ----------

              NET INTEREST INCOME                     415,032     321,212      855,485      577,817
PROVISION FOR LOAN LOSSES                              30,000      30,000       60,000       90,000
                                                     ---------  ----------  -----------  ----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES             385,032     291,212      795,485      487,817
                                                     ---------  ----------  -----------  ----------

OTHER INCOME
    Service charges on deposit accounts                46,912      43,678      102,373       75,997
    Other operating income                             37,613       9,271       65,512       12,682
                                                     ---------  ----------  -----------  ----------
              TOTAL OTHER INCOME                       84,525      52,949      167,885       88,679
                                                     ---------  ----------  -----------  ----------

OTHER EXPENSES
    Salaries and employee benefits                    256,076     237,987      520,615      454,877
    Occupancy and equipment expenses                   65,763      62,395      134,024      122,386
    Other operating expenses                          168,930     204,315      328,087      380,779
                                                     ---------  ----------  -----------  ----------
              TOTAL OTHER EXPENSES                    490,769     504,697      982,726      958,042
                                                     ---------  ----------  -----------  ----------

              LOSS BEFORE INCOME TAXES                (21,212)   (160,536)     (19,356)    (381,546)

INCOME TAX EXPENSE                                          -           -            -            -
                                                     ---------  ----------  -----------  ----------

              NET LOSS                                (21,212)   (160,536)     (19,356)    (381,546)
                                                     ---------  ----------  -----------  ----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) losses on securities
      available-for-sale arising during period         10,060     (14,119)      35,481      (17,365)
                                                     ---------  ----------  -----------  ----------

              COMPREHENSIVE INCOME (LOSS)            $(11,152)  $(174,655)  $   16,125   $ (398,911)
                                                     =========  ==========  ===========  ==========

BASIC AND DILUTED LOSSES PER SHARE                   $  (0.02)  $   (0.18)  $    (0.02)  $    (0.43)
                                                     =========  ==========  ===========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC
    AND DILUTED)                                      904,167     902,917      904,167      896,366
                                                     =========  ==========  ===========  ==========

CASH DIVIDENDS PER SHARE                             $      -   $       -   $        -   $        -
                                                     =========  ==========  ===========  ==========

See Notes To Consolidated Financial Statements.

                        NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                          (UNAUDITED)


                                                                       2001           2000
                                                                   -------------  -------------
OPERATING ACTIVITIES
    Net loss                                                       $    (19,356)  $   (381,546)
    Adjustments to reconcile net loss  to net cash
        provided by (used in) operating activities:
        Depreciation                                                     84,177         78,167
        Provision for loan losses                                        60,000         90,000
        Increase in other assets                                        (28,846)      (125,297)
        Increase in other liabilities                                    34,714         29,030
                                                                   -------------  -------------

              Net cash provided by (used in) operating activities       130,689       (309,646)
                                                                   -------------  -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                   (6,886)             -
    Purchases of securities available-for-sale                       (9,220,874)    (3,011,950)
    Proceeds from maturities of securities available-for-sale         3,038,759              -
    Net (increase) decrease in federal funds sold                    (2,490,000)     1,100,000
    Net increase in loans                                            (3,406,877)    (8,054,409)
    Purchase of premises and equipment                                   (9,267)       (59,926)
                                                                   -------------  -------------

              Net cash used in investing activities                 (12,095,145)   (10,026,285)
                                                                   -------------  -------------

FINANCING ACTIVITIES
    Net increase in deposits                                         12,854,191     10,193,960
    Net increase (decrease) in federal funds purchased                 (522,167)       508,383
    Net proceeds from sale of common stock                                    -        353,243
                                                                   -------------  -------------

              Net cash provided by financing activities              12,332,024     11,055,586
                                                                   -------------  -------------

Net increase in cash and due from banks                                 367,568        719,655

Cash and due from banks, beginning of period                          1,687,513      1,541,141
                                                                   -------------  -------------

Cash and due from banks, end of period                             $  2,055,081   $  2,260,796
                                                                   =============  =============


See Notes to Consolidated Financial Statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                   NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.   BASIS OF PRESENTATION

          The financial information for North Georgia Community Financial Partners Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of north Georgia Community Financial Partners, Inc. and its bank subsidiary, North Georgia National Bank, during the periods included in the accompanying financial statements.

          SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING
          STATEMENTS

          The management's discussion and analysis which follows contains forward-looking statements in addition to historical information including, but not limited to, statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company in general. Such forward-looking statements are subject to various factors that could cause actual results to differ materially from historical results or anticipated events, trends, or results. These factors include, but are not limited to:

          -    Increased  competition  with  other  financial  institutions,
          -    Lack  of  sustained  growth  in  the  economy  of  Gordon County,
          -    Rapid  fluctuations  in  interest  rates,
          - The inability of the Company to maintain regulatory capital standards, and
          -    Changes  in  the  legislative  and  regulatory  environment.

          The purpose of the following discussion is to address information relating to our financial condition and results of operations that may not be readily apparent from a review of the financial statements and the notes to the financial statements, which are included in the Form 10-QSB.

          LIQUIDITY  AND  CAPITAL  RESOURCES

          As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) for the Bank was approximately 23%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

          At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                 ACTUAL          REGULATORY
                                          ---------------------    MINIMUM
                                          CONSOLIDATED    BANK   REQUIREMENT
                                          ------------  -------  -----------

              Leverage capital ratios         13.19%     13.19%      4.00%
              Risk-based capital ratios:
                Core capital                  17.82      17.81       4.00
                Total capital                 19.01      19.01       8.00

          These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                             JUNE 30,     DECEMBER 31,
                               2001          2000
                          -------------  -------------
                             (DOLLARS IN THOUSANDS)
                          ----------------------------
Cash and due from banks   $       2,066  $       1,692
Securities                       12,263          6,045
Federal funds sold                7,205          4,715
Loans, net                       34,920         31,573
Premises and equipment            2,050          2,125
Other assets                        475            446
                          -------------  -------------
                          $      58,979  $      46,596
                          =============  =============

Deposits                  $      51,503  $      38,649
Federal funds purchased             141            664
Other liabilities                   208            172
Stockholders' equity              7,127          7,111
                          -------------  -------------
                          $      58,979  $      46,596
                          =============  =============


Our total assets grew by 27% for the first six months of 2001. Continued deposit growth, net of decreased federal funds purchased positions, of $12,331,000 was invested in securities, loans and federal funds sold. We purposefully slowed our rate of loan growth as compared to 2000 to insure that we continue to adequately service and monitor the loan portfolio. Current federal funds sold and securities balances should provide the funds for increased loan growth rates in the future. Our loan to deposit ratio has decreased to 69% at June 30, 2001 from 83% at December 31, 2000. Our total equity has increased by $16,000 as increased unrealized gains on securities available-for-sale of $35,000 have been offset by year-to-date losses of $19,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Following is a summary of our operations for the periods indicated.

                             THREE MONTHS ENDED
                                  JUNE  30,
                               2001       2000
                           ----------  ----------
                           (DOLLARS IN THOUSANDS)
                           ----------------------
Interest income            $     991   $     588
Interest expense                 576         267
Net interest income              415         321
                           ----------  ----------
Provision for loan losses         30          30
Other income                      85          53
Other expense                    491         505
                           ----------  ----------
Net loss                   $     (21)  $    (161)
                           ==========  ==========

                              SIX MONTHS ENDED
                                  JUNE  30,
                               2001       2000
                           ----------  ----------
                           (DOLLARS IN THOUSANDS)
                           ----------------------
Interest income            $   1,961   $   1,062
Interest expense               1,106         484
Net interest income              855         578
                           ----------  ----------
Provision for loan losses         60          90
Other income                     168          88
Other expense                    982         958
                           ----------  ----------
Net loss                   $     (19)  $    (382)
                           ==========  ==========

Our net interest income has increased by $94,000 and $277,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 3.64% during the first six months of 2001 as compared to 4.65% for the same period in 2000 and 4.63% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to the repricing of variable rate loans as the prime rate has continued to drop. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses was the same for the second quarter and decreased by $30,000 for the first six months of 2001, respectively as compared to the same periods in 2000. We have continued to provide for loan losses due to the loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.34% at June 30, 2001 as compared to 1.33% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                               JUNE 30,
                                                                        ---------------------
                                                                           2001       2000
                                                                        ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------

Nonaccrual loans                                                         $     72  $      66
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                      0          0
Restructured loans                                                              0          0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                   0          0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                   3          1
Interest income that was recorded on nonaccrual and restructured loans          0          0


It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. We discontinue the accrual of interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data is as follows:




                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ---------------------
                                                                       2001      2000
                                                                    ---------  ----------
                                                                    (DOLLARS IN THOUSANDS)
                                                                    ---------------------
Average amount of loans outstanding                                 $ 33,354   $  20,312
                                                                    =========  ==========

Balance of allowance for loan losses at beginning of period         $    424   $     200
                                                                    ---------  ----------

Loans charged off
  Commercial and financial                                                11          10
  Real estate mortgage                                                     0           0
  Instalment                                                               2           7
                                                                    ---------  ----------
                                                                          13          17
                                                                    ---------  ----------

Loans recovered
  Commercial and financial                                                 1           0
  Real estate mortgage                                                     0           0
  Instalment                                                               2           0
                                                                    ---------  ----------
                                                                           3           0
                                                                    ---------  ----------

Net charge-offs                                                           10          17
                                                                    ---------  ----------

Additions to allowance charged to operating expense during period         60          90
                                                                    ---------  ----------

Balance of allowance for loan losses at end of period               $    474   $     273
                                                                    =========  ==========

Ratio of net loans charged off during the period to
  average loans outstanding                                              .03%        .08%
                                                                    =========  ==========

Other income increased by $32,000 and $80,000 during the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 due to increased service charges on deposit accounts and increased fees associated with mortgage loan origination activities.

Other expenses decreased during the second quarter by $14,000 and increased by $24,000 during the first six months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to the number of employees increasing to 21 as of June 30, 2001 as compared to 19 at June 30, 2000 and to other annual salary increases. The increase in salaries and employee benefits has been substantially offset by decreased other operating expenses.

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

          (a)   not  applicable
          (b)   not  applicable
          (c)   not  applicable
          (d)   not  applicable

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          (a) The annual meeting of the stockholders of the Company was held on April 26, 2001.

          (b) The following directors were elected at the meeting to serve for a one-year term:

               David  J.  Lance
               Thomas  M.  Kinnamon

               The shares represented at the meeting (709,631 shares or 78.49%) voted as follows:

                                                     ITEM (b)
                                                      #  OF
                                                     SHARES
                                                     -------

                         For                         709,631
                         Withheld  authority              --
                         Against                          --
                                                     -------

                         Total                       709,631
                                                     =======

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


                                   North  Georgia  National  Bank
                                           (Registrant)



DATE: August 10, 2001          BY: /s/ David J. Lance
      ---------------              ---------------------------------------------
                                    David J. Lance. President and C.E.O.
                                   (Principal  Executive  Officer)


DATE: August 10, 2001          BY: /s/ Rhonda C. Massengill
      ---------------              ---------------------------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)