Form 10QSB
period 2001-09-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2001-11-13
CIK 1111740

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      SEPTEMBER 30, 2001
                                         -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                       COMMISSION FILE NUMBER:  333-34908

                   North Georgia Community Financial Partners, Inc.
                   ------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

            Georgia                                             58-2585603
-------------------------------                             -------------------
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

                                         N/A
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---


State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 2001:   911,167; no par value.

Transitional Small Business Disclosure Format      Yes      No   X
                                                       ---      ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2001. . . . . . . . .      3

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
               INCOME (LOSS) - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000. . . . . . .      4

             CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
               MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 . . . . . . . . . . .      5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .      6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .   7-13


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .     14

          ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS . . . . . . . . .     14

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .     14

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .     14

          ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .  14-15

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                         PART I - FINANCIAL INFORMATION
ITEM  I.                       FINANCIAL  STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                       ASSETS
                       ------

Cash and due from banks                                          $ 3,805,626
Interest-bearing deposits in banks                                    10,768
Federal funds sold                                                 7,725,000
Securities available-for-sale, at fair value                      17,687,227

Loans                                                             36,387,936
Less allowance for loan losses                                       463,861
                                                                 ------------
          Loans, net                                              35,924,075
                                                                 ------------
Premises and equipment                                             2,018,496
Other assets                                                       1,470,484
                                                                 ------------
          TOTAL ASSETS                                           $68,641,676
                                                                 ============


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 5,185,363
    Interest-bearing                                              55,748,089
                                                                 ------------
          TOTAL DEPOSITS                                          60,933,452
Federal funds purchased                                              147,714
Other liabilities                                                    226,542
                                                                 ------------
          TOTAL LIABILITIES                                       61,307,708
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       910,167 shares issued and outstanding                       9,393,401
    Accumulated deficit                                           (2,285,193)
    Accumulated other comprehensive income                           225,760
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,333,968
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $68,641,676
                                                                 ============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                           NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND COMPREHENSIVE INCOME (LOSS)
                            THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                           AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                              (UNAUDITED)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                     -----------------------  ------------------------
                                                        2001         2000        2001         2000
                                                     -----------  ----------  -----------  -----------
INTEREST INCOME
     Loans                                           $  798,290   $ 677,947   $2,343,480   $1,600,793
    Taxable securities                                  204,751      94,631      473,100      198,527
    Federal funds sold                                   48,669      16,480      196,261       51,500
    Interest-bearing deposits in banks                       87           -          284            -
                                                     -----------  ----------  -----------  -----------
              TOTAL INTEREST INCOME                   1,051,797     789,058    3,013,125    1,850,820
                                                     -----------  ----------  -----------  -----------

INTEREST EXPENSE
    Deposits                                            612,979     371,607    1,707,384      836,109
    Other borrowings                                      1,840       9,189       13,278       28,632
                                                     -----------  ----------  -----------  -----------
              TOTAL INTEREST EXPENSE                    614,819     380,796    1,720,662      864,741
                                                     -----------  ----------  -----------  -----------

              NET INTEREST INCOME                       436,978     408,262    1,292,463      986,079
PROVISION FOR LOAN LOSSES                                15,000      80,000       75,000      170,000
                                                     -----------  ----------  -----------  -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES               421,978     328,262    1,217,463      816,079
                                                     -----------  ----------  -----------  -----------

OTHER INCOME
    Service charges on deposit accounts                  48,981      38,873      151,354      114,870
    Loss on sales of securities available-for-sale            -     (26,573)           -      (26,573)
    Other operating income                               31,148      16,029       96,660       28,711
                                                     -----------  ----------  -----------  -----------
              TOTAL OTHER INCOME                         80,129      28,329      248,014      117,008
                                                     -----------  ----------  -----------  -----------

OTHER EXPENSES
    Salaries and employee benefits                      263,040     237,100      783,655      691,977
    Occupancy and equipment expenses                     68,229      63,200      202,253      185,585
    Other operating expenses                            181,553     173,120      509,640      553,900
                                                     -----------  ----------  -----------  -----------
              TOTAL OTHER EXPENSES                      512,822     473,420    1,495,548    1,431,462
                                                     -----------  ----------  -----------  -----------

              LOSS BEFORE INCOME TAXES                  (10,715)   (116,829)     (30,071)    (498,375)

INCOME TAX EXPENSE                                            -           -            -            -
                                                     -----------  ----------  -----------  -----------

              NET LOSS                                  (10,715)   (116,829)     (30,071)    (498,375)
                                                     -----------  ----------  -----------  -----------

OTHER COMPREHENSIVE INCOME :
    Unrealized gains  on securities
      available-for-sale arising during period          145,303      50,535      180,785       33,170
                                                     -----------  ----------  -----------  -----------

              COMPREHENSIVE INCOME (LOSS)            $  134,588   $ (66,294)  $  150,714   $ (465,205)
                                                     ===========  ==========  ===========  ===========

BASIC AND DILUTED LOSESS PER SHARE                   $    (0.01)  $   (0.13)  $    (0.03)  $    (0.56)
                                                     ===========  ==========  ===========  ===========

CASH DIVIDENDS PER SHARE                             $        -   $       -   $        -   $        -
                                                     ===========  ==========  ===========  ===========

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                        NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                          (UNAUDITED)

                                                                       2001           2000
                                                                   -------------  -------------
OPERATING ACTIVITIES
    Net loss                                                       $    (30,071)  $   (498,375)
    Adjustments to reconcile net loss  to net cash
        provided by (used in) operating activities:
        Depreciation                                                    126,894        119,111
        Loss on sales of securities available-for-sale                        -         26,573
        Provision for loan losses                                        75,000        170,000
        Increase in other assets                                        (74,088)      (172,214)
        Increase in other liabilities                                    54,247         66,871
                                                                   -------------  -------------
              Net cash provided by (used in) operating activities       151,982       (288,034)
                                                                   -------------  -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                   (6,916)             -
    Proceeds from sales of securities available-for-sale                      -        721,406
    Proceeds from maturities of securities available-for-sale         4,876,880              -
    Purchases of securities available-for-sale                      (16,338,363)    (4,246,950)
    Net increase in federal funds sold                               (3,010,000)      (880,000)
    Net increase in loans                                            (4,425,692)   (13,754,135)
    Purchase of premises and equipment                                  (20,648)       (87,939)
    Purchase of life insurance policies                                (950,000)             -
                                                                   -------------  -------------
              Net cash used in investing activities                 (19,874,739)   (18,247,618)
                                                                   -------------  -------------

FINANCING ACTIVITIES
    Net increase in deposits                                         22,284,462     18,028,548
    Net increase (decrease) in federal funds purchased                 (515,592)       441,451
    Net proceeds from sale of common stock                               72,000        368,243
                                                                   -------------  -------------

              Net cash provided by financing activities              21,840,870     18,838,242
                                                                   -------------  -------------

Net increase  in cash and due from banks                              2,118,113        302,590

Cash and due from banks, beginning of period                          1,687,513      1,541,141
                                                                   -------------  -------------
Cash and due from banks, end of period                             $  3,805,626   $  1,843,731
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

          The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) for the Bank was approximately 22%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

At September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                               ACTUAL
                                        ---------------------  REGULATORY
                                                                MINIMUM
                                        CONSOLIDATED    BANK   REQUIREMENT
                                        -------------  ------  -----------

            Leverage capital ratios            11.64%  11.51%         4.00%
            Risk-based capital ratios:
              Core capital                     15.78   15.61          4.00
              Total capital                    16.81   16.64          8.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

FINANCIAL  CONDITION

Following is a summary of our balance sheets for the periods indicated:

                            SEPTEMBER 30,   DECEMBER 31,
                               2001           2000
                          --------------  -------------
                               (DOLLARS IN THOUSANDS)
                          -----------------------------

Cash and due from banks.  $        3,817  $       1,692
Securities                        17,687          6,045
Federal funds sold                 7,725          4,715
Loans, net                        35,924         31,573
Premises and equipment             2,018          2,125
Other assets                       1,471            446
                          --------------  -------------
                          $       68,642  $      46,596
                          ==============  =============

Deposits                  $       60,933  $      38,649
Federal funds purchased              148            664
Other liabilities                    227            172
Stockholders' equity               7,334          7,111
                          --------------  -------------
                          $       68,642  $      46,596
                          ==============  =============

Our total assets grew by 47% for the first nine months of 2001. Continued deposit growth, net of decreased federal funds purchased positions, of $21,768,000 was invested in securities, loans and federal funds sold. We slowed our rate of loan growth as compared to 2000 to insure that we continue to adequately service and monitor the loan portfolio. Current federal funds sold and securities balances should provide funds for increased loan growth rates in the future. Our loan to deposit ratio has decreased to 60% at September 30, 2001 from 83% at December 31, 2000. Other assets have increased primarily due to the purchase of $950,000 of life insurance policies on our president/chief executive officer. Our total equity has increased by $223,000 consisting of year-to-date losses of $30,000, increased unrealized gains on securities available-for-sale of $181,000, and proceeds from the issuance of common stock of $72,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Following is a summary of our operations for the periods indicated.

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                        2001     2000
                                       -------  -------

            Interest income            $1,052   $  789
            Interest expense              615      381
                                       -------  -------
            Net interest income           437      408
            Provision for loan losses      15       80
            Other income                   80       28
            Other expense                 513      473
                                       -------  -------
            Net loss                   $  (11)  $ (117)
                                       =======  =======

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                        2001     2000
                                       -------  -------
            Interest income            $3,013   $1,851
            Interest expense            1,721      865
                                       -------  -------
            Net interest income         1,292      986
            Provision for loan losses      75      170
            Other income                  248      117
            Other expense               1,495    1,431
                                       -------  -------
            Net loss                   $  (30)  $ (498)
                                       =======  =======

Our net interest income has increased by $29,000 and $306,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 3.43% during the first nine months of 2001 as compared to 4.53% for the same period in 2000 and 4.63% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to continued pressures on the rates that we can earn on our interest-earning assets, as the prime rate has now been lowered ten times in 2001 to 5.00%. The reduction in the prime rate immediately lowers the rates we earn on variable rate loans and overnight federal funds balances as well as puts pressure on the rates we earn on fixed rate loans. We have been able to offset some of the decrease in our net interest margin by lowering the rates we pay on our interest-bearing liabilities. As deposits mature and are repriced, we expect to see our net interest margin increase. However, the prime rate may continue to drop which would continue to have a negative impact on our net interest margin.

The provision for loan losses decreased by $65,000 and $95,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. We have continued to provide for loan losses due to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.27% at September 30, 2001 as compared to 1.33% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                              SEPTEMBER 30,
                                                                         ----------------------
                                                                             2001       2000
                                                                         ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                         ----------------------

Nonaccrual loans                                                         $      57   $      32
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                       0           0
Restructured loans                                                               0           0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                    0           0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                    5           2
Interest income that was recorded on nonaccrual and restructured loans           0           0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    ------------------
                                                                      2001      2000
                                                                    --------  --------
                                                                  (DOLLARS IN THOUSANDS)
                                                                   --------------------

Average amount of loans outstanding                                 $34,602   $23,738
                                                                    ========  ========

Balance of allowance for loan losses at beginning of period         $   424   $   200

Loans charged off
  Commercial and financial                                               11        26
  Real estate mortgage                                                    0         0
  Installment                                                            36        14
                                                                    --------  --------
                                                                         47        40
                                                                    --------  --------

Loans recovered
  Commercial and financial                                                2         0
  Real estate mortgage                                                    0         0
  Installment                                                            10         0
                                                                    --------  --------
                                                                         12         0
                                                                    --------  --------

Net charge-offs                                                          35        40
                                                                    --------  --------

Additions to allowance charged to operating expense during period        75       170
                                                                    --------  --------

Balance of allowance for loan losses at end of period               $   464   $   330
                                                                    ========  ========
Ratio of net loans charged off during the period to
  average loans outstanding                                             .10%      .17%
                                                                    ========  ========

Other income increased by $52,000 and $131,000 during the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 due to increased service charges on deposit accounts and increased fees associated with mortgage loan origination activities.

Other expenses increased by $40,000 and $64,000 during the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to the number of employees increasing to 23 as of September 30, 2001 as compared to 19 at September 30, 2000 and to other annual salary increases. The increases in salaries and employee benefits and relatively small increases in occupancy and equipment expenses have been offset by lower other operating expenses.

We have recorded no income tax provisions due to cumulative net operating losses.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Gordon County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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

ITEM 2.   CHANGE IN SECURITIES

          (a)  not  applicable
          (b)  not  applicable
          (c) During the third quarter of 2001, the Company sold 1,000 shares of common stock, no par value, for $12.00 per share to each of the following individuals for an aggregate offering price of $72,000: David J. Lance, Thomas M. Kinnamon, Michael E. Jinright, Jim Tyson Griffin, John D. Oxford, and Ernest M. Acree. The registration statement and prospectus requirements of the Securities Act of 1933 do not apply to these transactions because they did not involve a public offering and are exempt from registration under Section 4(2) of the Securities Act and the regulations promulgated thereunder.
          (d)  not  applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit Number          Exhibit
               --------------          -------

               2.1  Agreement  and  Plan  of  Share  Exchange(1)

               3.1  Articles  of  Incorporation(1)

               3.2  Bylaws(1)

               4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

              10.1  Reserved

              10.2* Employment  Agreement,  dated  as  of  September 22, 1999, between  North  Georgia National Bank and David J. Lance.(2)

              10.3* Addendum to Employment Agreement, dated November 16, 1999, between  North  Georgia National Bank and David J. Lance.(2)

              10.5* North Georgia Community Financial Partners, Inc. 2000 Stock
                    Incentive Plan; form of Incentive Stock Award; form of Non-Qualified Stock Option Award. (2)

              10.6* Executive  Supplemental  Retirement Agreement, dated as of
                    September  25,  2001  by  and between North Georgia National
                    Bank  and  David  J.  Lance.

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

          (b)     Reports on Form 8-K:     None

* Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES




          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       NORTH GEORGIA COMMUNITY
                                   FINANCIAL PARTNERS, INC.



DATE:  November 13, 2001           BY:__________________________________________
       -----------------           David J. Lance, President
                                   (Principal Executive Officer)


DATE:  November 13, 2001           BY:__________________________________________
       -----------------           Rhonda C. Massengill, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)