Form 10KSB
period 2001-12-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2002-04-01
CIK 1111740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2001
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                   -----------------  -----------------

     Commission file number  333-34908
                             ---------

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  GEORGIA                                   58-2585603
--------------------------------------------       -----------------------------
      (State or other jurisdiction of                   (I.R.S.  Employer
       incorporation or organization)                  Identification No.)


  350 WEST BELMONT DRIVE, CALHOUN, GEORGIA                    30701
--------------------------------------------       -----------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $  4,329,955
                                                                   ------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date within the past 60 days:  $6,039,204 AS OF MARCH 12, 2002, BASED
                                          --------------------------------------
ON  503,267  SHARES  AT  $12  PER  SHARE.
----------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 912,167 AS OF MARCH 12, 2002.
                                                   ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes    No  X
                                                                   ---    ---

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 1..  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . 1

ITEM 2..  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . .13

ITEM 3..  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .13

ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .13

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 5..  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . .14

ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .14

ITEM 7..  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .32

ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .32

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . .32

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . .33

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .35

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . .37

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . .38

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Gordon County. As of December 31, 2001, seven other commercial banks operate in the Bank's primary market with a total of 10 offices. Generally, these banks offer the same or similar products and services as North Georgia National, and may have greater financial resources than are now available to the Company or the Bank. The Bank's largest competitors are Georgia Bank and Trust and BB&T, which, combined, hold approximately 67% of the primary market area's total deposits.

LOAN PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of the following:

                         LOAN CLASSIFICATION             PERCENTAGE
                         ===================             ==========

                         Real estate-related loans           62%

                         Commercial loans                    26%

                         Consumer loans                      12%

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

                                    EMPLOYEES

     At December 31, 2001, the Bank employed 22 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2001, we qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 15.50% and our ratio of Tier 1 Capital to risk-weighted assets was 14.43%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 9.97%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     North Georgia National is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of North Georgia National's net profits for that year, plus
(2) North Georgia National's retained net profits of the preceding two years, less any required transfers to surplus.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    The  development  of  internal  policies,  procedures,  and  controls;

     -    The  designation  of  a  compliance  officer;

     -    An  ongoing  employee  training  program;  and

     -    An  independent  audit  function  to  test  the  programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     (a) There is currently no established market for the Company's common stock, and the Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. As of March 12, 2002, the Company had approximately 433 shareholders of record.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and the financial condition of our bank subsidiary, North Georgia National, at December 31, 2001 and 2000 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

OVERVIEW

     Our 2001 results were highlighted by the reporting of our first ever profit of $42,000. Despite a downturn in the national and state economy exacerbated by the effects of the September 11, 2001 terrorist attacks, we continued to have significant loan and deposit growth that should provide a base for continued profitability.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

     The following is a summary of our balance sheets for the years indicated:

                                         December 31,
                                        2001     2000
                                   (Dollars in Thousands)
Cash and due from banks             $   1,543  $   1,687
Interest-bearing deposits in banks          2          4
Federal funds sold                          -      4,715
Securities                             25,517      6,045
Loans, net                             40,087     31,574
Premises and equipment                  2,042      2,125
Other assets                            1,540        446
                                    ---------  ---------

                                    $  70,731  $  46,596
                                    =========  =========

Total deposits                      $  63,246  $  38,649
Repurchase agreements                     156        664
Other liabilities                         188        172
Stockholders' equity                    7,141      7,111
                                    ---------  ---------

                                    $  70,731  $  46,596
                                    =========  =========

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

     As of December 31, 2001, we had total assets of $70.7 million, an increase of 52% over December 31, 2000. Total interest-earning assets were $66.1 million at December 31, 2001 or 94% of total assets as compared to 91% of total assets at December 31, 2000. Our primary interest-earning assets at December 31, 2001 were loans, which made up 61% of total interest-earning assets as compared to 75% at December 31, 2000. Our loan to deposit ratio was 64% at December 31, 2001 as compared to 83% at December 31, 2000. The loan to deposit ratio has decreased as we slowed our rate of loan growth to insure that we continue to adequately service and monitor the loan portfolio. Deposit growth of $24.6 million has been used to fund loan growth of $8.6 million. The balance of the deposit growth, net of a $4.7 million decrease in federal funds sold, funded a $19.5 million increase in securities. Other assets have increased primarily due to the purchase of $950,000 of life insurance policies on our president/chief executive officer.

     Our securities portfolio, consisting of U.S. Agency, mortgage-backed, corporate and restricted equity securities, amounted to $25.5 million at December 31, 2001. Unrealized losses on securities amounted to $52,000 at December 31, 2001 as compared to unrealized gains of $45,000 at December 31, 2000. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 62% of our loan portfolio collateralized by real estate located in our primary market area of Gordon County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (41%), construction loans to build one-to four-family residential properties (2%) and nonresidential properties consisting primarily of small business commercial properties (57%). We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

     The remaining 38% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

     Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 38% at December 31, 2001 was considered satisfactory.

     At December 31, 2001, we had loan commitments outstanding of $6.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. At December 31, 2001, we had arrangements with four commercial banks for additional short-term advances of $6,000,000.

     At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income in 2001 of $42,000 and proceeds from additional stock sales of $84,000, which was offset by other comprehensive losses of $97,000, related to unrealized losses on securities available-for-sale. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to North Georgia Community will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank can pay no dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2001 are as follows:

                                   Actual
                            --------------------
                                                    Regulatory
                            Consolidated    Bank   Requirements
                            -------------  ------  -------------
Leverage capital ratio             10.09%   9.97%          5.00%
Risk-based capital ratios:
Core Capital                       14.61   14.43           6.00
Total Capital                      15.68   15.50          10.00


     At December 31, 2001, we had no material commitments for capital expenditures.

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

Effects of Inflation
--------------------

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     The following is a summary of our operations for the years indicated.

                          Years Ended December 31,
                              2001      2000
                          (Dollars in Thousands)
Interest income             $  3,951  $ 2,620

Interest expense               2,247    1,316
                            --------  --------

Net interest income            1,704    1,304

Provision for loan losses        140      325

Other income                     379      194

Other expenses                 1,901    1,815
                            --------  --------

Net income (loss)           $     42  $  (642)
                            ========  ========

Net Interest Income
-------------------

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     Our net yield on average interest-earning assets was 3.14% in 2001 as compared to 4.24% in 2000. Average loans increased by $10.8 million and average securities increased by $8.4 million accounting for the majority of a $23.4 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $23.4 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 7.29% in 2001 from 8.51% in 2000. The rate paid on average interest-bearing liabilities decreased to 4.72% in 2001 from 5.43% in 2000. The increase in net interest income was due to a significant increase in volume of interest-earning assets. The decrease in net yield was due primarily to the falling rate environment experienced during the year as the prime rate was lowered eleven times during the year to 4.75% at December 31,2001.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $140,000 in 2001 as compared to $325,000 in 2000. The amounts provided were due to the growth of the loan portfolio and our assessment of the inherent risk in the loan portfolio. As of December 31, 2001 we had $6,000 of nonperforming loans and assets. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our methodology used in determining the adequacy of the allowance for loan losses is based upon a risk rating system in which all loans are assigned a loan grade.

Each loan grade is assigned an allowance percentage determined based upon our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officer and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. We rely predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for losses. Based upon our ongoing review, we may identify impaired loans. When we identify a loan as being impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance amount determined under our loan grading system. The allowance for loan losses as a percentage of total loans was 1.30% at December 31, 2001 as compared to 1.33% at December 31, 2000.

Other Income
------------

     Other income consists of service charges on deposit accounts, mortgage loan origination fees, gains and losses from securities transactions and other miscellaneous revenue and fees. Other income increased to $379,000 in 2001 from $194,000 in 2000. This increase is primarily due to an increase in service charges on deposit accounts of $44,000, an increase in mortgage loan origination fees of $83,000, and an increase gains recognized in 2001 on securities transactions of $33,000.

Other Expenses
--------------

     Other expenses were $1,901,000 in 2001 as compared to $1,815,000 in 2000, an increase of $86,000. Salaries and employee benefits increased by $132,000 due to an increase in the number of full time employees to 22 from 20 and other annual salary increases. Equipment and occupancy expenses increased by $23,000 due primarily to increased depreciation of $12,000, and increased service/ maintenance costs of $8,000. Capitalized loan origination costs, which are reported as a contra-expense account, increased by $41,000 as loan volume increased in 2001. Other operating expenses decreased by $29,000 due to a $40,000 increase in data processing being offset by decreased legal and professional costs of $22,000, decreased postage and office supplies of $26,000 and other decreased operating expenses of 21,000.

Income Tax
----------

     We have reported no income tax due to accumulated deficits incurred of $2,213,000 through December 31, 2001.

Asset/Liability Management
--------------------------

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

     At December 31, 2001, our cumulative one-year interest rate-sensitivity gap ratio was 38%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. For internal reporting purposes, we do not consider interest-bearing demand to be interest rate sensitive. Adjusting for these deposits, our cumulative one year interest rate-sensitivity gap ratio would be 74%. We believe that competitive market rates are being paid for our deposits, and as long as the rates remain competitive, liquidity, while not assured, should not be adversely affected.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.




                                             After      After
                                             Three       One
                                             Months    Year but
                                 Within       but       Within    After
                                  Three      Within      Five     Five
                                 Months     One Year    Years     Years     Total
                                            (Dollars in Thousands)
Interest-earning assets:
Interest-bearing
      deposits in banks         $      2   $      --   $    --   $     --  $      2
  Federal funds sold                  --          --        --         --        --
  Securities                         291          --    12,543     12,684    25,518
  Loans                           16,842       4,092    19,278        402    40,614
                                ---------  ----------  --------  --------  --------

                                  17,135       4,092    31,821     13,086    66,134
                                ---------  ----------  --------  --------  --------

Interest-bearing liabilities:
  Interest-bearing demand
      deposits                    27,529          --        --         --    27,529
  Savings                         14,852          --        --         --    14,852
  Certificates, less than
      $100,000                     2,319       5,307     1,228         --     8,854
  Certificates, $100,000
      and over                     2,637       3,710       578         --     6,925
  Repurchase agreements              156          --        --         --       156
                                ---------  ----------  --------  --------  --------

                                  47,493       9,017     1,806         --    58,316
                                ---------  ----------  --------  --------  --------

Interest rate sensitivity
  gap                           $(30,358)  $  (4,925)  $30,015   $ 13,086  $  7,818
                                =========  ==========  ========  ========  ========
Cumulative interest rate
  sensitivity gap               $(30,358)  $ (35,283)  $(5,268)  $  7,818
                                =========  ==========  ========  ========
Interest rate sensitivity
  gap ratio                          .36         .45     17.62         --
                                =========  ==========  ========  ========
Cumulative interest rate
  sensitivity gap ratio              .36         .38       .91       1.13
                                =========  ==========  ========  ========


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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

     The condensed average balance sheet for the years indicated is presented below. (1)

                                  Years Ended December 31,
                                       2001      2000
                                  (Dollars in Thousands)
         ASSETS

Cash and due from banks              $ 1,935   $ 1,539
Taxable securities                    13,037     4,611
Securities valuation account              91       (62)
Federal funds sold                     5,453     1,294
Loans (2)                             35,687    24,889
Allowance for loan losses               (461)     (282)
Other assets                           2,790     2,464
                                     --------  --------
                                     $58,532   $34,453
                                     ========  ========

Total interest-earning assets        $54,177   $30,794
                                     ========  ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand         $ 3,488   $ 2,538
  Interest-bearing demand             23,547    14,871
  Savings                              8,535     1,094
  Time                                15,125     7,603
                                     --------  --------
      Total deposits                  50,695    26,106

Repurchase agreements                    394       658
Other liabilities                        273       166
                                     --------  --------
      Total liabilities               51,362    26,930
Stockholders' equity                   7,170     7,523
                                     --------  --------
                                     $58,532   $34,453
                                     ========  ========

Total interest-bearing liabilities   $47,601   $24,226
                                     ========  ========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2001 and 2000 was $57,000 and $30,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                        Years Ended December 31,
                                                        2001               2000
                                                            Average              Average
                                                 Interest     Rate    Interest     Rate
                                                          (Dollars in Thousands)
INTEREST INCOME:
  Interest and fees on loans (1)                 $   2,942     8.24%  $   2,241     9.01%
  Interest on taxable securities                       790     6.06         299     6.48
  Interest on federal funds sold                       219     4.02          80     6.20
                                                 ---------            ---------

    Total interest income                            3,951     7.29       2,620     8.51
                                                 ---------            ---------

INTEREST EXPENSE:
  Interest on interest-bearing
    demand deposits                                    934     3.97         741     4.99
  Interest on savings deposits                         358     4.19          52     4.72
  Interest on time deposits                            940     6.22         487     6.41
  Interest on repurchase agreements                     15     3.91          36     5.50
                                                 ---------            ---------

    Total interest expense                           2,247     4.72       1,316     5.43
                                                 ---------            ---------

NET INTEREST INCOME                              $   1,704            $   1,304
                                                 =========            =========

  Net interest spread                                          2.57%                3.08%
                                                            ========             ========
  Net yield on average interest-earning assets                 3.14%                4.24%
                                                            ========             ========


(1) Interest and fees on loans includes $37,000 and $22,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively. There was no interest income recognized on nonaccrual loans during 2001 or 2000.

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

                                             Years Ended December 31,
                                                  2001 vs. 2000
                                                 Changes Due To:
                                               Rate   Volume    Net
                                              (Dollars in Thousands)
Increase (decrease) in:
  Income from interest-earning assets:
  Interest and fees on loans                  $ (203)  $  904   $  701
  Interest on taxable securities                 (21)     512      491
  Interest on federal funds sold                 (37)     176      139
                                              -------  -------  -------
      Total interest income                   $ (261)  $1,592   $1,331
                                              -------  -------  -------

  Expense from interest-bearing liabilities:
  Interest on interest-bearing
    demand deposits                             (174)     367      193
  Interest on savings deposits                    (6)     312      306
  Interest on time deposits                      (15)     468      453
  Interest on repurchase agreements               (9)     (12)     (21)
                                              -------  -------  -------
      Total interest expense                    (204)   1,135      931
                                              -------  -------  -------

      Net interest income                     $  (57)  $  457   $  400
                                              =======  =======  =======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                          December 31,
                                        2001       2000
                                    (Dollars in Thousands)
U.S. Government agency securities     $21,290     $5,780
Mortgage-backed securities              1,845         --
Corporate bonds                         2,091         --
Restricted equity securities              291        265
                                      -------     ------

                                       $25,517    $6,045
                                       =======    ======

MATURITIES

     The amounts of debt securities, including the weighted average yield in each category as of December 31, 2001, are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

                                                      After one              After five
                             One year or less     through five years     through ten years
                             Amount    Yield (1)  Amount      Yield (1)   Amount    Yield (1)

U.S. Government
  agency securities         $      --        --%   $  12,003  5.07%       $  8,796   5.72%
Mortgage-backed securities         --        --           --    --              --     --
Corporate bonds                    --        --          540  5.00           1,551   5.82
                            ---------              ---------              --------
                            $      --        --%   $  12,543  5.07%       $ 10,347   5.73%
                            =========              =========              ========


                              After ten  years           Total
                            Amount     Yield (1)     Amount      Yield (1)
U.S. Government
  agency securities        $      491      5.75%   $  21,290  5.35%
Mortgage-backed securities      1,845      5.19        1,845  5.19
Corporate bonds                    --        --        2,091  5.61
                            ---------              ---------
                           $    2,336      5.31%   $  25,226  5.36%
                            =========              =========


(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

TYPES OF LOANS

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                            December 31,
                                         2001          2000
                                       (Dollars in Thousands)
Commercial                             $  10,674   $  10,933
Real estate- construction                    506       1,233
Real estate- mortgage                     24,637      15,135
Consumer installment loans and other       4,797       4,697
                                       ----------  ----------
                                          40,614      31,998
Less allowance for loan losses              (527)       (424)
                                       ----------  ----------
      Net loans                        $  40,087   $  31,574
                                       ==========  ==========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                             (Dollars in Thousands)
Commercial
    One year or less               $     5,753
    After one through five years         4,725
    After five years                       196
                                   -----------
                                        10,674
                                   -----------

Construction
    One year or less                       454
    After one through five years            52
    After five years                        --
                                   -----------
                                           506
                                   -----------

Other
    One year or less                     5,100
    After one through five years        18,893
    After five years                     5,441
                                   -----------
                                        29,434
                                   -----------

                                   $    40,614
                                   ===========

     The following table summarizes loans at December 31, 2001 with due dates after one year that have predetermined and floating or adjustable interest rates.

                                (Dollars in Thousands)
Predetermined interest rates            $19,709
Floating or adjustable interest rates     9,598
                                        -------
                                        $29,307
                                        =======

RISK ELEMENTS

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2001 and 2000 is as follows:

                                                December 31,
                                                2001   2000
                                           (Dollars in Thousands)
Nonaccrual loans                                $   6  $   0
Loans contractually past due ninety
  days or more as to interest or
  principal payments and still accruing             0      0
Restructured loans                                  0      0
Potential problem loans                             0      0
Interest income that would have been recorded
  on nonaccrual and restructured loans under
  original terms                                    5      3
Interest income that was recorded on
  nonaccrual and restructured loans                 0      0

     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

     Loans that are classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

                                             Years Ended December 31,
                                                2001          2000
                                              (Dollars in Thousands)
Average amount of loans outstanding           $  35,687   $  24,889
                                              ==========  ==========

Balance of allowance for loan losses
    at beginning of year                            424         200
                                              ----------  ----------

Loans charged off
    Commercial                                       33          88
    Real estate mortgage                             --           1
    Installment                                      24          15
                                              ----------  ----------
                                                     57         104
                                              ----------  ----------

Loans recovered
    Commercial                                        3           3
    Real estate mortgage                             --          --
    Installment                                      17          --
                                              ----------  ----------
                                                     20           3
                                              ----------  ----------

Net charge-offs                                      37         101
                                              ----------  ----------

Additions to allowance charged to operating
    expense during year                             140         325
                                              ----------  ----------

Balance of allowance for loan losses
    at end of year                            $     527   $    424
                                              ==========  =========

Ratio of net loans charged off during the
year to average loans outstanding                   .10%       .41%
                                              ==========  =========

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

     As of December 31, 2001 and 2000, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:



                                       December 31, 2001                        December 31, 2000
                                                Percent of loans in   Percent of loans in
                                                   each category         each category
                                  Amount           to total loans            Amount         to total loans
                                                           (Dollars in Thousands)
Commercial                  $              105                   26%  $                233              34%
Real estate- construction                   79                    1                     21               4
Real estate- mortgage                      290                   61                    106              47
Consumer installment
  loans and other                           53                   12                     64              15
                            ------------------  --------------------  --------------------  ---------------
                            $              527                  100%  $                424             100%
                            ==================  ====================  ====================  ===============

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                  Years Ended December 31,
                                            2001              2000
                                      Amount   Percent   Amount   Percent
                                               (Dollars in Thousands)
Noninterest-bearing demand deposits   $ 3,488        --        %  $  2,538   --%
Interest-bearing demand deposits       23,547      3.97   14,871      4.99
Savings deposits                        8,535      4.19    1,094      4.72
Time deposits                          15,125      6.22    7,603      6.41
                                      -------            -------
                                      $50,695           $ 26,106
                                      =======           ========

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                        (Dollars in Thousands)
Three months or less             $2,637
Over three through six months     1,004
Over six through twelve months    2,706
Over twelve months                  578
                                 ------
    Total                        $6,925
                                 ======

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the years indicated is presented below.

                       Years Ended December 31,
                             2001    2000
Return on assets (1)          .07%  (1.86)%
Return on equity (2)          .59    (8.53)
Dividend payout ratio (3)       -        -
Equity to assets ratio (4)  12.25    21.84


(1)  Net  income  (loss)  divided  by  average  total  assets.
(2)  Net  income  (loss)  divided  by  average  equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average  equity  divided  by  average  total  assets.

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
        COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2001, (3) the year he or she was first elected as a director or as an officer of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

A.  DIRECTORS

                                                 POSITION WITH THE COMPANY AND
NAME (AGE)                 DIRECTOR SINCE             BUSINESS EXPERIENCE
                           --------------             -------------------
David J. Lance (47)                   2000  President of North Georgia Community and
                                            President and Chief Executive Officer of North
                                            Georgia National; previously President and Chief
                                            Executive Officer of First National Bank of
                                            Northwest Georgia, Calhoun, Georgia

Thomas M. Kinnamon (56)               2000  Secretary of North Georgia Community;
                                            Chairman of the Board of North Georgia National;
                                            President of Accent Yarns & Textiles, Inc.,
                                            Dalton, Georgia (yarn and textile manufacturing
                                            and sale)

B.  EXECUTIVE OFFICER WHO
    IS NOT ALSO A DIRECTOR

                                                 POSITION WITH THE COMPANY AND
NAME (AGE)                 OFFICER SINCE              BUSINESS EXPERIENCE
                           --------------             -------------------
Rhonda C. Massengill (47)             2001  Chief Financial Officer of North Georgia
                                            Community and Chief Financial Officer and
                                            Corporate Secretary of North Georgia National

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

     The following table presents summary information concerning compensation paid or accrued by the Company and the Bank to its chief executive officer for the years ended December 31, 2001 and 2000. No other executive officer of the Company earned over $100,000 in salary and bonus during the year ended December 31, 2001.

                                                                         Long-Term Compensation
                                                                  -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                           ------------------------------------  ------------------------------------
                                                       Other                   Securities                    All
                                                       Annual     Restricted   Underlying                   Other
                                                       Compen-       Stock      Options/       LTIP        Compen-
                             Salary        Bonus       sation       Awards        SARs        Payouts      sation
Name and Position    Year      ($)          ($)          ($)          ($)          (#)          ($)        ($)(1)
-----------------   -----  -----------  -----------  -----------  -----------  -----------  ----------   -----------
David J. Lance       2001   154,500(2)       20,500            0            0      115,000            0   11,832(3)
President and Chief
Executive Officer    2000     150,000         5,000            0            0      115,000            0    7,500(4)
                                                                                                          33,000(5)

(1) We have omitted information on certain "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission regulations.

(2)  Includes  an  automobile  allowance.

(3) Consists of payments for a club membership under the terms of Mr. Lance's employment agreement.

(4) Consist of a signing bonus under the employment agreement between David J. Lance and the Bank.

(5) Consists of payments for club memberships under the employment agreement between David J. Lance and the Bank.

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

Under the terms of Mr. Lance's employment agreement, the Bank granted Mr. Lance a fully vested stock option to purchase 75,000 shares of common stock with an exercise price of $ 10.00 per share. The Bank also granted Mr. Lance the right to purchase up to 25,000 shares of Bank stock (increased to 35,450 shares pursuant to a separate stock purchase agreement, dated September 22, 1999, and by Board resolution) by March 31, 2000. Mr. Lance purchased 20,500 shares pursuant to the stock purchase agreement in the last quarter of 2000 and the remaining14,950 shares in the first quarter of 2001.

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

OPTION GRANTS IN FISCAL YEAR 2001

     The Company did not grant any stock options to its executive officers in the fiscal year 2001.

OPTIONS EXERCISED IN FISCAL YEAR 2001

     No stock options were exercised by our executive officers in fiscal year 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank's common stock. No stock options were exercised in 2001 by the executive officers named in the summary compensation table.



                                                      Number of Securities      Value of Unexercised In-the-
                                                     Underlying Unexercised          Money Options at
                                                  Options at December 31, 2001       December 31, 2001
                                                  ----------------------------  ---------------------------
                        Shares
                      Acquired on      Value
Name                  Exercise (#)  Realized ($)  Exercisable  Unexercisable    Exercisable  Unexercisable
--------------------  ------------  ------------  -----------  -------------    -----------  -------------
David J. Lance                   0             0       83,000         32,000        150,000              0
--------------------  ------------  ------------  -----------  -------------    -----------  -------------
Rhonda C. Massengill             0             0        2,000         10,000              0              0
--------------------  ------------  ------------  -----------  -------------    -----------  -------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 12, 2001 by (a) each executive officer and director of the Company, (b) all executive officers and directors, as a group, and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock.

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




                                                       PERCENT
NAME AND ADDRESS                  NUMBER OF SHARES   OF CLASS(1)
--------------------------------  -----------------  -----------
(a)  DIRECTORS

David J. Lance
350 West Belmont Avenue                  203,675(2)         20.5
Calhoun, Georgia  30701

Thomas M. Kinnamon
604 Sheridan Avenue                       142,025           15.6
Dalton, Georgia  30721

(b)  EXECUTIVE OFFICERS

Rhonda C. Massengill
                                            4,500(3)           *

(c)  ALL DIRECTORS AND EXECUTIVE           350,200          35.1
      OFFICERS, AS A GROUP

(d)  ADDITIONAL 5% SHAREHOLDER
Ernest M. Acree, Jr.
                                            76,000          8.33


----------------
+ Mr. Lance, Mr. Kinnamon and Ms. Massengill are the only executive officers of the Company.
*    Represents  less  than  1%.
(1) For the purposes of this table, percentages shown treat all shares subject to exercisable options held by directors and executive officers as if they were issued and outstanding.
(2) Includes an exercisable option to purchase 75,000 shares of Company common stock granted to Mr. Lance under the terms of his employment agreement and an exercisable option to purchase 8,000 shares of Company common stock granted to Mr. Lance under the North Georgia Community 2000 Incentive Stock Option Plan. Mr. Lance was granted options to purchase a total of 40,000 shares under the Plan on April 1, 2000. These options vest in equal increments over 5 years.

(3) Includes an exercisable option to purchase 2,000 shares of Company common stock granted to Ms. Massengill under the North Georgia Community 2000 Incentive Stock Option Plan. Ms. Massengill was granted options to purchase a total of 10,000 shares under the Plan on April 1, 2000. These options vest in equal increments over 5 years.

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

(a)     Exhibits

     Exhibit
     Number     Exhibit
     ------     -------

     3.1        Articles  of  Incorporation.(1)

     3.2        Bylaws.(1)

     4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.


     10.1 Agreement and Plan of Share Exchange, dated as of March 3, 2000, between North Georgia National Bank and North Georgia Community Financial Partners, Inc. (2)


     10.2* Employment Agreement, dated as of September 22, 1999, between North Georgia National, N.A. and David J. Lance.(3)


     10.3* Addendum to Employment Agreement, dated November 16, 1999, between North Georgia National Bank and David J. Lance.(3)


     10.4* Stock Purchase Agreement, dated September 22, 1999, between North Georgia National Bank and David J. Lance.(3)

     10.5* North Georgia Community Financial Partners, Inc. 2000 Stock Incentive Plan; form of Incentive Stock Award; form of Non-Qualified Stock Option Award.(3)

     13.1 North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated Financial Report, December 31, 2001.

     22.1      Subsidiaries  of  North  Georgia  Community.(1)

     24.1 Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

     99.1 2002 Proxy Statement sent to securities holders of North Georgia Community.

----------------
*    Compensatory  plan  or  arrangement.
(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(2) Incorporated herein by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2001.

(b)     Reports on Form 8-K filed in the fourth quarter of 2001:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's proxy statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB as Exhibit 99.1. The Company's 2001 annual report to its shareholders consists of its financial statements which is included in this Annual Report on Form 10-KSB as Exhibit 13.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NORTH GEORGIA COMMUNITY
                                FINANCIAL PARTNERS, INC.



                                By:    /s/ David J. Lance
                                       ------------------
                                       David J. Lance
                                       President and Chief
                                       Executive Officer

                                Date:  March 29, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature               Title                                 Date
       ---------               -----                                 ----


/s/ David J. Lance       President and Chief Executive Officer,
------------------
David J. Lance           Director (principal executive officer)   March 29, 2002



/s/ Thomas M. Kinnamon   Secretary, Director                      March 29, 2002
----------------------
Thomas M. Kinnamon


/s/ Rhonda C. Massengill  Chief Financial Officer                 March 29, 2002
------------------------
Rhonda C. Massengill      (principal financial and
                              accounting officer)

                                  EXHIBIT INDEX
                                  -------------

                                                                                  Page Number in
Exhibit                                                                           Sequentially
Number    Exhibit                                                                 Numbered Copy
------    -------                                                                 -------------
3.1       Articles of Incorporation.(1)

3.2       Bylaws.(1)

4.1       Instruments Defining the Rights of Security Holders.
          See Articles of Incorporation at Exhibit 3.1 hereto and
          Bylaws at Exhibit 3.2 hereto.

10.1 Agreement and Plan of Share Exchange, dated as of March 3, 2000, between North Georgia National Bank and North Georgia Community
          Financial  Partners,  Inc.(2)

10.2*     Employment  Agreement,  dated  as of September 22, 1999, between North
          Georgia  National,  N.A.  and  David  J.  Lance.(3)

10.3*     Addendum to Employment Agreement, dated November 16, 1999, between
          North Georgia National Bank and David J. Lance.(3)

10.4*     Stock Purchase Agreement, dated September 22, 1999, between North
          Georgia National Bank and David J. Lance.(3)

10.5*     North Georgia Community Financial Partners, Inc. 2000 Stock Incentive
          Plan;  form  of  Incentive  Stock  Award;  form of Non-Qualified Stock
          Option  Award.(3)

13.1      North Georgia Community Financial Partners, Inc. and Subsidiary
          Consolidated  Financial  Report,  December  31,  2000.                              41

22.1      Subsidiaries of North Georgia Community.(1)

24.1 Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

99.1      2001 Proxy Statement sent to securities holders of North Georgia
          Community.                                                                          63

----------------
*    Compensatory  plan  or  arrangement.
(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(2) Incorporated herein by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2001.
