Form 10QSB
period 2002-03-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2002-05-15
CIK 1111740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 2002
                                         -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------     ----------

                       COMMISSION FILE NUMBER:  333-34908

                   North Georgia Community Financial Partners, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                         58-2585603
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


                  350 W. BELMONT DRIVE, CALHOUN, GEORGIA 30701
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 629-6499
                           -------------------------
                          (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 912,167; no par value.

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

================================================================================

                                      INDEX
                                      -----


                                                                    PAGE
                                                                    -----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - MARCH 31, 2002. . . . . . . . .      3

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          (LOSS) - THREE MONTHS ENDED MARCH 31, 2002 AND 2001. . . . .      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
           MONTHS ENDED MARCH 31, 2002 AND 2001. . . . . . . . . . . .      5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .      6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . .      7


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .     13

          ITEM 2 - CHANGE IN SECURITIES. . . . . . . . . . . . . . . .     13

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . .     13

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     13

          ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . .     13

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .  13-14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                          ASSETS
                          ------
Cash and due from banks                                          $ 1,536,293
Interest-bearing deposits in banks                                     3,431
Federal funds sold                                                 2,300,000
Securities available-for-sale, at fair value                      26,679,605
Restricted equity securities, at cost                                332,200

Loans                                                             43,517,563
Less allowance for loan losses                                       566,108
                                                                 ------------
          Loans, net                                              42,951,455
                                                                 ------------
Premises and equipment                                             1,995,387
Other assets                                                       1,662,261
                                                                 ------------
          TOTAL ASSETS                                           $77,460,632
                                                                 ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 4,598,760
    Interest-bearing                                              60,295,493
                                                                 ------------
          TOTAL DEPOSITS                                          64,894,253
Securities sold under repurchase agreements                        5,443,763
Other liabilities                                                    156,702
                                                                 ------------
          TOTAL LIABILITIES                                       70,494,718
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       912,167 shares issued and outstanding                       9,417,401
    Accumulated deficit                                           (2,034,114)
    Accumulated other comprehensive loss                            (417,373)
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               6,965,914
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $77,460,632
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                    2002        2001
                                                 -----------  ---------
INTEREST INCOME
    Loans                                        $  720,951   $735,688
    Taxable securities                              340,016    128,063
    Federal funds sold                                4,441     73,983
    Deposits in banks                                    60         79
                                                 -----------  ---------
              TOTAL INTEREST INCOME               1,065,468    937,813
                                                 -----------  ---------
INTEREST EXPENSE
    Deposits                                        416,794    523,953
    Other borrowings                                  8,619      5,976
                                                 -----------  ---------
              TOTAL INTEREST EXPENSE                425,413    529,929
                                                 -----------  ---------

              NET INTEREST INCOME                   640,055    407,884
PROVISION FOR LOAN LOSSES                            30,000     30,000
                                                 -----------  ---------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES           610,055    377,884
                                                 -----------  ---------

OTHER INCOME
    Service charges on deposit accounts              59,347     55,461
    Other operating income                           54,122     27,899
                                                 -----------  ---------
              TOTAL OTHER INCOME                    113,469     83,360
                                                 -----------  ---------

OTHER EXPENSES
    Salaries and employee benefits                  301,184    264,539
    Occupancy and equipment expenses                 81,465     68,261
    Capitalized loan origination costs              (45,043)   (32,569)
    Other operating expenses                        206,910    159,157
                                                 -----------  ---------
              TOTAL OTHER EXPENSES                  544,516    459,388
                                                 -----------  ---------

              INCOME BEFORE INCOME TAXES            179,008      1,856

INCOME TAX EXPENSE                                        -          -
                                                 -----------  ---------

              NET INCOME                            179,008      1,856
                                                 -----------  ---------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period     (365,654)    25,421
                                                 -----------  ---------

              COMPREHENSIVE INCOME  (LOSS)       $ (186,646)  $ 27,277
                                                 ===========  =========
BASIC EARNINGS PER SHARE                         $     0.20   $      -
                                                 ===========  =========
DILUTED EARNINGS PER SHARE                       $     0.19   $      -
                                                 ===========  =========

CASH DIVIDENDS PER SHARE                         $        -   $      -
                                                 ===========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (UNAUDITED)


                                                                   2002          2001
                                                               ------------  ------------
OPERATING ACTIVITIES
    Net income                                                 $   179,008   $     1,856
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                51,801        28,288
        Provision for loan losses                                   30,000        30,000
        (Increase) decrease in other assets                       (122,571)       31,442
        Increase (decrease) in other liabilities                   (31,647)       24,198
                                                               ------------  ------------
              Net cash provided by operating activities            106,591       115,784
                                                               ------------  ------------
INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks              (1,231)       (5,517)
    Purchases of securities available-for-sale                  (7,026,531)   (2,243,125)
    Proceeds from maturities of securities available-for-sale    5,208,171     1,250,000
    Purchases of restricted equity securities                      (41,500)      (30,350)
    Net increase in federal funds sold                          (2,300,000)   (3,310,000)
    Net increase in loans                                       (2,894,602)   (1,336,290)
    Purchase of premises and equipment                              (5,400)       (1,649)
                                                               ------------  ------------
              Net cash used in investing activities             (7,061,093)   (5,676,931)
                                                               ------------  ------------
FINANCING ACTIVITIES
    Net increase in deposits                                     1,647,966     5,745,714
    Net increase (decrease) in securities sold under
        repurchase agreements                                    5,287,841       (94,118)
    Proceeds from sale of common stock                              12,000             -
                                                               ------------  ------------
              Net cash provided by financing activities          6,947,807     5,651,596
                                                               ------------  ------------
Net increase (decrease)  in cash and due from banks                 (6,695)       90,449

Cash and due from banks, beginning of period                     1,542,988     1,687,513
                                                               ------------  ------------
Cash and due from banks, end of period                         $ 1,536,293   $ 1,777,962
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

          The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

          LIQUIDITY  AND  CAPITAL  RESOURCES

          As of March 31, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 30%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

          At March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                   ACTUAL
                                          ---------------------
                                                                 REGULATORY
                                                                  MINIMUM
                                          CONSOLIDATED    BANK   REQUIREMENT
                                          -------------  ------  ------------
              Leverage capital ratios            10.31%  10.18%         4.00%
              Risk-based capital ratios:
                Core capital                     14.64   14.45          4.00
                Total capital                    15.76   15.57          8.00


          These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                     MARCH 31,   DECEMBER 31,
                                                       2002          2001
                                                    -----------  -------------
                                                      (DOLLARS IN THOUSANDS)
                                                    --------------------------
       Cash and due from banks                      $     1,540  $       1,545
       Securities                                        27,012         25,518
       Federal funds sold                                 2,300              0
       Loans, net                                        42,952         40,086
       Premises and equipment                             1,995          2,042
       Other assets                                       1,662          1,540
                                                    -----------  -------------
                                                    $    77,461  $      70,731
                                                    ===========  =============

       Deposits                                     $    64,894  $      63,246
       Securities sold under repurchase agreements        5,444            156
       Other liabilities                                    157            188
       Stockholders' equity                               6,966          7,141
                                                    -----------  -------------
                                                    $    77,461  $      70,731
                                                    ===========  =============

Our total assets grew by 9.5% for the first quarter of 2002. Deposit growth and increased amounts borrowed under repurchase agreements was invested in loans, federal funds sold and securities, with approximately 43% of the increase in available funds being invested in loans. Our loan to deposit ratio has increased to 67% at March 31, 2002 from 64% at December 31, 2001. Our total equity has decreased by $175,000. Year-to-date income of $179,000 and proceeds from the issuance of common stock of $12,000 were offset by increased unrealized losses on securities available-for-sale of $366,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Following is a summary of our operations for the periods indicated.

                                         THREE MONTHS ENDED
                                               MARCH 31,

                                          2002         2001
                                      ------------  -----------
                                        (DOLLARS IN THOUSANDS)
                                      -------------------------
           Interest income            $      1,065  $       938
           Interest expense                    425          530
                                      ------------  -----------
           Net interest income                 640          408

           Provision for loan losses            30           30
           Other income                        113           84
           Other expense                       544          460
                                      ------------  -----------
           Net income                 $        179  $         2
                                      ============  ===========


Our net interest income has increased by $232,000 for the first quarter of 2002 as compared to the same period in 2001. Our net interest margin increased to 3.73% in the first quarter of 2002 as compared to 3.68% for the same period in 2001 and 3.14% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The increase in the net interest margin is due primarily to the repricing of our deposits as the cost of funds for the first quarter of 2002 decreased significantly to 2.74% in the first quarter of 2002 as compared to 5.63% for the same period in 2001 and 4.72% for the entire year of 2001.

The provision for loan losses remained the same for the first quarter of 2002 as compared to the same period in 2001. We provided $30,000 for loan losses in each period due primarily to the loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our methodology used in determining the adequacy of the allowance for loan losses is based upon a risk rating system in which all loans are assigned a loan grade. Each loan grade is assigned an allowance percentage determined based upon our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officer and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. We rely predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for losses. Based upon our ongoing review, we may identify impaired loans. When we identify a loan as being impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance amount determined under our loan grading system. The allowance for loan losses as a percentage of total loans was 1.30% at March 31, 2002 and December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                MARCH 31,
                                                                        -------------------------
                                                                            2002         2001
                                                                        ------------  -----------
                                                                          (DOLLARS IN THOUSANDS)
                                                                        -------------------------
Nonaccrual loans                                                        $          1  $        67
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                         0            0
Restructured loans                                                                 0            0
Potential problem loans                                                           44            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      0            2
Interest income that was recorded on nonaccrual and restructured loans             0            0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                        2002          2001
                                                                    -------------  -----------
                                                                       (DOLLARS IN THOUSANDS)
                                                                    --------------------------
Average amount of loans outstanding                                 $     41,861   $   32,565
                                                                    =============  ===========
Balance of allowance for loan losses at beginning of period         $        527   $      424
                                                                    -------------  -----------
Loans charged off
  Commercial and financial                                                     0           10
  Real estate mortgage                                                         6            0
  Installment                                                                  0            2
                                                                    -------------  -----------
                                                                               6           12
                                                                    -------------  -----------
Loans recovered
  Commercial and financial                                                    15            0
  Real estate mortgage                                                         0            0
  Installment                                                                  0            2
                                                                    -------------  -----------
                                                                              15            2
                                                                    -------------  -----------
Net charge-offs (recoveries)                                                  (9)          10
                                                                    -------------  -----------
Additions to allowance charged to operating expense during period             30           30
                                                                    -------------  -----------
Balance of allowance for loan losses at end of period               $        566   $      444
                                                                    =============  ===========
Ratio of net loans charged off during the period to
  average loans outstanding                                                 (.02)%        .03%
                                                                    =============  ===========



Other income has increased by $29,000 in the first quarter of 2002 as compared to the same period in 2001 due primarily to increased service charges on deposit accounts of $4,000, increased mortgage origination fees of $11,000 and increased income recognized on bank owned life insurance policies of $14,000.

Other expenses increased in the first quarter of 2002 as compared to the same period in 2001 by $84,000 due to normal increased operating costs associated with our growth.

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

ITEM 2.   CHANGE IN SECURITIES

          (a)  not  applicable
          (b)  not  applicable
          (c) During the first quarter of 2002, the Company sold 1,000 shares of unregistered common stock, no par value, for $12.00 per share to Franklin G. Fuller, a director of the Company. The registration statement and prospectus requirements of the Securities Act of 1933 do not apply to this transaction because it did not involve a public offering and is exempt from registration under Section 4(2) of the Securities Act and the regulations promulgated thereunder.
          (d)  not  applicable

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

               10.6* Executive Supplemental Retirement Agreement, dated as of September 25, 2001 by and between North Georgia National Bank and David J. Lance.
                               (3)

               --------------------------
               (1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-4, File No. 333-34908, declared effective by the SEC on June 9, 2000.
               (2) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, File No. 333-34908, filed with the SEC on March 30, 2001.
               (3) Incorporated here by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, File No. 333-34908, filed with the SEC on November 13, 2001.

          (b)  Reports  on  Form  8-K:  None

* Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES




          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       NORTH GEORGIA COMMUNITY
                                   FINANCIAL PARTNERS, INC.



DATE:  May 14, 2002            BY: /s/ David J. Lance
       ------------                ---------------------------------------------
                                   David J. Lance, President
                                   (Principal Executive Officer)


DATE:  May 14, 2002            BY: /s/ Rhonda C. Massengill
       ------------                ---------------------------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)