Form 10QSB
period 2002-06-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2002-08-14
CIK 1111740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  JUNE 30, 2002
                                          -------------

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

                                      N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 912,167; no par value.

Transitional Small Business Disclosure Format      Yes      No  X
                                                       ---     ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - JUNE 30, 2002. . . . . . . . . . .      3

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            (LOSS) - THREE MONTHS ENDED JUNE 30, 2002 AND 2001
            AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 . . . . . . . . .      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
            MONTHS ENDED JUNE 30, 2002 AND 2001 . . . . . . . . . . . . .      5

          NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .      6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .      7


PART II.  OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .     14

          ITEM 2 - CHANGE IN SECURITIES . . . . . . . . . . . . . . . . .     14

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . .     14

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .     14

          ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .     14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .     15

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                              ASSETS
                              ------
Cash and due from banks                                          $ 2,210,616
Interest-bearing deposits in banks                                     6,200
Federal funds sold                                                 6,200,000
Securities available-for-sale, at fair value                      22,179,733
Restricted equity securities, at cost                                332,200

Loans                                                             45,830,692
Less allowance for loan losses                                       609,313
                                                                 ------------
          Loans, net                                              45,221,379
                                                                 ------------

Premises and equipment                                             1,965,238
Other assets                                                       1,611,042
                                                                 ------------

          TOTAL ASSETS                                           $79,726,408
                                                                 ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 4,258,877
    Interest-bearing                                              62,206,335
                                                                 ------------
          TOTAL DEPOSITS                                          66,465,212
Securities sold under repurchase agreements                        5,252,031
Other liabilities                                                    187,318
                                                                 ------------
          TOTAL LIABILITIES                                       71,904,561
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       912,167 shares issued and outstanding                       9,417,401
    Accumulated deficit                                           (1,832,526)
    Accumulated other comprehensive income                           236,972
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,821,847
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $79,726,408
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND COMPREHENSIVE INCOME  (LOSS)
                             THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                            (UNAUDITED)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                  ----------------------  ------------------------
                                                     2002        2001        2002         2001
                                                  -----------  ---------  -----------  -----------
INTEREST INCOME
    Loans                                         $  762,654   $734,298   $1,483,605   $1,469,986
    Taxable securities                               364,151    140,287      704,167      268,350
    Federal funds sold                                 7,680     73,609       12,121      147,592
    Deposits in banks                                  1,010        118        1,070          197
                                                  -----------  ---------  -----------  -----------
              TOTAL INTEREST INCOME                1,135,495    948,312    2,200,963    1,886,125
                                                  -----------  ---------  -----------  -----------

INTEREST EXPENSE
    Deposits                                         406,071    570,452      822,865    1,094,405
    Other borrowings                                  28,549      5,462       37,168       11,438
                                                  -----------  ---------  -----------  -----------
              TOTAL INTEREST EXPENSE                 434,620    575,914      860,033    1,105,843
                                                  -----------  ---------  -----------  -----------

              NET INTEREST INCOME                    700,875    372,398    1,340,930      780,282
PROVISION FOR LOAN LOSSES                             45,000     30,000       75,000       60,000
                                                  -----------  ---------  -----------  -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES            655,875    342,398    1,265,930      720,282
                                                  -----------  ---------  -----------  -----------

OTHER INCOME
    Service charges on deposit accounts               70,647     46,912      129,994      102,373
    Other operating income                            36,363     37,613       90,485       65,512
                                                  -----------  ---------  -----------  -----------
              TOTAL OTHER INCOME                     107,010     84,525      220,479      167,885
                                                  -----------  ---------  -----------  -----------

OTHER EXPENSES
    Salaries and employee benefits                   291,450    256,076      592,634      520,615
    Occupancy and equipment expenses                  85,809     65,763      167,274      134,024
    Capitalized loan origination costs               (47,859)   (42,634)     (92,902)     (75,203)
    Other operating expenses                         231,897    168,930      438,807      328,087
                                                  -----------  ---------  -----------  -----------
              TOTAL OTHER EXPENSES                   561,297    448,135    1,105,813      907,523
                                                  -----------  ---------  -----------  -----------

              INCOME (LOSS) BEFORE INCOME TAXES      201,588    (21,212)     380,596      (19,356)

INCOME TAX EXPENSE                                         -          -            -            -
                                                  -----------  ---------  -----------  -----------

              NET INCOME (LOSS)                      201,588    (21,212)     380,596      (19,356)
                                                  -----------  ---------  -----------  -----------

OTHER COMPREHENSIVE INCOME:
    Unrealized gains on securities
      available-for-sale arising during period       654,345     10,060      288,691       35,481
                                                  -----------  ---------  -----------  -----------

              COMPREHENSIVE INCOME (LOSS)         $  855,933   $(11,152)  $  669,287   $   16,125
                                                  ===========  =========  ===========  ===========

BASIC EARNINGS (LOSSES) PER SHARE                 $     0.22   $  (0.02)  $     0.42   $    (0.02)
                                                  ===========  =========  ===========  ===========

DILUTED EARNINGS (LOSSES) PER SHARE               $     0.22   $  (0.02)  $     0.41   $    (0.02)
                                                  ===========  =========  ===========  ===========

CASH DIVIDENDS PER SHARE                          $        -   $      -   $        -   $        -
                                                  ===========  =========  ===========  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                        (UNAUDITED)


                                                                    2002          2001
                                                                ------------  -------------
OPERATING ACTIVITIES
    Net income (loss)                                           $   380,596   $    (19,356)
    Adjustments to reconcile net income (loss)  to net cash
        provided by operating activities:
        Depreciation                                                106,766         84,177
        Provision for loan losses                                    75,000         60,000
        Increase in other assets                                    (71,352)       (28,846)
        Increase (decrease) in other liabilities                     (1,031)        34,714
                                                                ------------  -------------

              Net cash provided by operating activities             489,979        130,689
                                                                ------------  -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks               (4,000)        (6,886)
    Purchases of securities available-for-sale                   (9,562,866)    (9,190,524)
    Proceeds from maturities of securities available-for-sale    12,898,723      3,038,759
    Purchases of restricted equity securities                       (41,500)       (30,350)
    Net increase in federal funds sold                           (6,200,000)    (2,490,000)
    Net increase in loans                                        (5,209,526)    (3,406,877)
    Purchase of premises and equipment                              (30,216)        (9,267)
                                                                ------------  -------------

              Net cash used in investing activities              (8,149,385)   (12,095,145)
                                                                ------------  -------------

FINANCING ACTIVITIES
    Net increase in deposits                                      3,218,925     12,854,191
    Net increase (decrease) in securities sold under
          repurchase agreements                                   5,096,109       (522,167)
    Net proceeds from sale of common stock                           12,000              -
                                                                ------------  -------------

              Net cash provided by financing activities           8,327,034     12,332,024
                                                                ------------  -------------

Net increase in cash and due from banks                             667,628        367,568

Cash and due from banks, beginning of period                      1,542,988      1,687,513
                                                                ------------  -------------

Cash and due from banks, end of period                          $ 2,210,616   $  2,055,081
                                                                ============  =============

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

          The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

CRITICAL  ACCOUNTING  POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) for the Bank was approximately 25%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

At June 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                           REGULATORY
                                                             MINIMUM
                                            ACTUAL         REQUIREMENT
                                    ---------------------  ------------
                                    CONSOLIDATED    BANK
                                    -------------  ------  ------------

        Leverage capital ratios           9.74%     9.61%         4.00%
        Risk-based capital ratios:
          Core capital                   14.54     14.35          4.00
          Total capital                  15.71     15.52          8.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

OFF-BALANCE  SHEET  RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                 JUNE 30,
                                                   2002
                                                ----------
        Commitments to extend credit            $9,317,000
        Letters of credit                          355,000
                                                ----------
                                                $9,672,000
                                                ==========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

FINANCIAL  CONDITION

Following  is  a  summary  of  our  balance  sheets  for  the periods indicated:

                                              JUNE 30,   DECEMBER 31,
                                                2002         2001
                                              ---------  -------------
                                               (DOLLARS IN THOUSANDS)
                                              ------------------------

Cash and due from banks                       $   2,217  $       1,545
Securities                                       22,512         25,518
Federal funds sold                                6,200              0
Loans, net                                       45,221         40,086
Premises and equipment                            1,965          2,042
Other assets                                      1,611          1,540
                                              ---------  -------------
                                              $  79,726  $      70,731
                                              =========  =============

Deposits                                      $  66,465  $      63,246
Securities sold under repurchase agreements       5,252            156
Other liabilities                                   187            188
Stockholders' equity                              7,822          7,141
                                              ---------  -------------
                                              $  79,726  $      70,731
                                              =========  =============

Our total assets grew by 13% for the first six months of 2002. Deposit growth of $3.2 million, increased borrowings under repurchase agreements of $5.1 million and net maturities of securities of $3 million were invested in loans and federal funds sold. The amount temporarily invested in federal funds sold provides a source for anticipated increased loan volume. Our loan to deposit ratio has increased to 69% at June 30, 2002 from 64% at December 31, 2001. Our total equity has increased by $681,000 consisting of year-to-date net income of $381,000, proceeds from the issuance of common stock of $12,000, and increased unrealized gains on securities available-for-sale of $288,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Following is a summary of our operations for the periods indicated.

                                     THREE MONTHS ENDED
                                            JUNE 30,
                                      2002         2001
                                   -----------  ----------
                                    (DOLLARS IN THOUSANDS)
                                   -----------------------

       Interest income             $     1,136  $     948
       Interest expense                    435        576
       Net interest income                 701        372
                                   -----------  ----------
       Provision for loan losses            45         30
       Other income                        107         85
       Other expense                       561        448
                                   -----------  ----------
       Net income (loss)           $       202  $     (21)
                                   ===========  ==========

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                      2002         2001
                                   -----------  ----------
                                    (DOLLARS IN THOUSANDS)
                                   -----------------------
       Interest income             $     2,201  $   1,886
       Interest expense                    860      1,106
       Net interest income               1,341        780
                                   -----------  ----------
       Provision for loan losses            75         60
       Other income                        220        168
       Other expense                     1,105        907
                                   -----------  ----------
       Net income (loss)           $       381  $     (19)
                                   ===========  ==========

Our net interest income has increased by $329,000 and $561,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin increased to 3.78% during the first six months of 2002 as compared to 3.32% for the same period in 2001 and 3.14% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The increase in the net interest margin is due primarily to the repricing of our deposits as the cost of funds for the first six months of 2002 decreased significantly to 2.69% as compared to 5.51% for the same period in 2001 and 4.72% for the entire year of 2001.

The provision for loan losses has increased by $15,000 for both the second quarter and first six months of 2002 as compared to the same periods in 2001. We provided $45,000 and $75,000 for loan losses for the second quarter and first six months of 2002, respectively, due primarily to the loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our methodology used in determining the adequacy of the allowance for loan losses is based upon a risk rating system in which all loans are assigned a loan grade.

Each loan grade is assigned an allowance percentage determined based upon our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officer and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. We rely predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for losses. Based upon our ongoing review, we may identify impaired loans. When we identify a loan as being impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance amount determined under our loan grading system. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2002 as compared to 1.30% at December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                  JUNE 30,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                           (DOLLARS IN THOUSANDS)
                                                                         ------------------------

Nonaccrual loans                                                         $        39  $        72
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                         0            0
Restructured loans                                                                 0            0
Potential problem loans                                                           25            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      1            3
Interest income that was recorded on nonaccrual and restructured loans             0            0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    --------------------------
                                                                        2002          2001
                                                                    ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
                                                                    --------------------------

Average amount of loans outstanding                                 $    43,314   $    33,354
                                                                    ============  ============

Balance of allowance for loan losses at beginning of period         $       527   $       424
                                                                    ------------  ------------
Loans charged off
  Commercial and financial                                                    6            11
  Real estate mortgage                                                        6             0
  Installment                                                                 6             2
                                                                    ------------  ------------
                                                                             18            13
                                                                    ------------  ------------

Loans recovered
  Commercial and financial                                                   16             1
  Real estate mortgage                                                        0             0
  Installment                                                                 9             2
                                                                    ------------  ------------
                                                                             25             3
                                                                    ------------  ------------

Net charge-offs (recoveries)                                                 (7)           10
                                                                    ------------  ------------

Additions to allowance charged to operating expense during period            75            60
                                                                    ------------  ------------

Balance of allowance for loan losses at end of period               $       609   $       474
                                                                    ============  ============

Ratio of net loans charged off (recovered) during the period to
  average loans outstanding                                               (.02)%          .03%
                                                                    ============  ============

Other income increased by $22,000 and $52,000 during the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Year-to-date, service charges on deposit accounts increased by $28,000 and income recognized on bank owned life insurance policies increased by $27,000.

Other expenses increased by $113,000 and $198,000 during the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased due to the number of employees increasing to 24 as of June 30, 2002 as compared to 21 at June 30, 2001 and to other annual salary increases. Occupancy and equipment and other operating expenses have increased due to our overall growth of the bank.

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

          (a) The annual meeting of the stockholders of the Company was held on May 16, 2002.

          (b) The following directors were elected at the meeting to serve for a one-year term:

               David J. Lance
               Thomas M. Kinnamon

          The shares represented at the meeting (754,460 shares or 82.71%) voted as follows:

                                                         ITEM (B)
                                                           # OF
                                                          SHARES
                                                         ---------

                         For                               754,260
                         Withheld authority                    200
                         Against                                --
                                                         ---------

                         Total                             754,460
                                                         =========

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

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                               North Georgia Community Financial Partners, Inc.
                                      (Registrant)



DATE:  August 12, 2002         BY: /s/ David J. Lance
       ---------------             ---------------------------------------------
                                   David J. Lance. President and C.E.O.
                                   (Principal Executive Officer)


DATE:  August 12, 2002         BY: /s/ Rhonda C. Massengill
       ---------------             ---------------------------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)