Form 10QSB
period 2002-09-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2002-11-13
CIK 1111740

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2002
                                         ------------------

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


                  350 W. BELMONT DRIVE, CALHOUN, GEORGIA 30701
         -----------------------------------------------------------------
                    (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2002: 912,167; no par value.

Transitional  Small  Business  Disclosure  Format      Yes       No  X
                                                           ---      ---

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



================================================================================

                                      INDEX
                                      -----


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2002 . . . . . . . .    3

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
          AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 . . . . . . .    4

          CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
          MONTHS ENDED SEPTEMBER 30, 2002 AND 2001. . . . . . . . . . . .    5

          NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .    7

         ITEM 3. CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . .   13


PART II. OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .    14

         ITEM 2 - CHANGE IN SECURITIES . . . . . . . . . . . . . . . . .    14

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . .    14

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .    14

         ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .    14

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .    15

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                         PART I - FINANCIAL INFORMATION
ITEM I.                       FINANCIAL  STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                           ASSETS
                           ------
Cash and due from banks                                          $ 1,685,882
Interest-bearing deposits in banks                                     7,758
Federal funds sold                                                 1,500,000
Securities available-for-sale, at fair value                      20,700,481
Restricted equity securities                                         332,200

Loans                                                             48,167,750
Less allowance for loan losses                                       645,600
                                                                 ------------
          Loans, net                                              47,522,150
                                                                 ------------
Premises and equipment                                             1,935,852
Other assets                                                       1,623,776
                                                                 ------------
          TOTAL ASSETS                                           $75,308,099
                                                                 ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

DEPOSITS
    Noninterest-bearing                                          $ 3,783,241
    Interest-bearing                                              58,858,502
                                                                 ------------
          TOTAL DEPOSITS                                          62,641,743
Securities sold under repurchase agreements                        4,146,019
Other liabilities                                                    231,011
                                                                 ------------
          TOTAL LIABILITIES                                       67,018,773
                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
       none issued or outstanding                                          -
    Common stock, no par value; 10,000,000 shares authorized;
       912,167 shares issued and outstanding                       9,417,401
    Accumulated deficit                                           (1,653,121)
    Accumulated other comprehensive income                           525,046
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               8,289,326
                                                                 ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $75,308,099
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE INCOME
                           THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                          AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                             (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------------  ------------------------
                                                     2002         2001         2002         2001
                                                  -----------  -----------  -----------  -----------
INTEREST INCOME
     Loans                                        $  796,347   $  755,981   $2,279,952   $2,225,968
    Taxable securities                               268,785      204,751      972,952      473,100
    Federal funds sold                                14,605       48,669       26,726      196,261
    Interest-bearing deposits in banks                    64           87          184          284
                                                  -----------  -----------  -----------  -----------
              TOTAL INTEREST INCOME                1,079,801    1,009,488    3,279,814    2,895,613
                                                  -----------  -----------  -----------  -----------

INTEREST EXPENSE
    Deposits                                         403,562      612,979    1,225,477    1,707,384
    Other borrowings                                  25,819        1,840       62,987       13,278
                                                  -----------  -----------  -----------  -----------
              TOTAL INTEREST EXPENSE                 429,381      614,819    1,288,464    1,720,662
                                                  -----------  -----------  -----------  -----------

              NET INTEREST INCOME                    650,420      394,669    1,991,350    1,174,951
PROVISION FOR LOAN LOSSES                             30,000       15,000      105,000       75,000
                                                  -----------  -----------  -----------  -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES            620,420      379,669    1,886,350    1,099,951
                                                  -----------  -----------  -----------  -----------

OTHER INCOME
    Service charges on deposit accounts               68,878       48,981      198,872      151,354
    Other operating income                            66,101       31,148      156,586       96,660
                                                  -----------  -----------  -----------  -----------
             TOTAL OTHER INCOME                      134,979       80,129      355,458      248,014
                                                  -----------  -----------  -----------  -----------


OTHER EXPENSES
    Salaries and employee benefits                   295,714      263,040      888,348      783,655
    Occupancy and equipment expenses                  86,316       68,229      253,590      202,253
    Capitalized loan origination costs               (36,652)     (42,309)    (129,554)    (117,512)
    Other operating expenses                         230,617      181,553      669,424      509,640
                                                  -----------  -----------  -----------  -----------
             TOTAL OTHER EXPENSES                    575,995      470,513    1,681,808    1,378,036
                                                  -----------  -----------  -----------  -----------

             INCOME (LOSS) BEFORE INCOME TAXES       179,404      (10,715)     560,000      (30,071)

INCOME TAX EXPENSE                                         -            -            -            -
                                                  -----------  -----------  -----------  -----------

             NET INCOME (LOSS)                       179,404      (10,715)     560,000      (30,071)
                                                  -----------  -----------  -----------  -----------
OTHER COMPREHENSIVE INCOME :
    Unrealized gains  on securities
      available-for-sale arising during period       288,075      145,303      576,766      180,785
                                                  -----------  -----------  -----------  -----------
             COMPREHENSIVE INCOME                 $  467,479   $  134,588   $1,136,766   $  150,714
                                                  ===========  ===========  ===========  ===========
BASIC EARNINGS (LOSSES) PER SHARE                 $     0.20   $    (0.01)  $     0.61   $    (0.03)
                                                  ===========  ===========  ===========  ===========
DILUTED EARNINGS (LOSESS) PER SHARE               $     0.19   $    (0.01)  $     0.60   $    (0.03)
                                                  ===========  ===========  ===========  ===========
CASH DIVIDENDS PER SHARE                          $        -   $        -   $        -   $        -
                                                  ===========  ===========  ===========  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (UNAUDITED)

                                                                    2002          2001
                                                                ------------  -------------
OPERATING ACTIVITIES
    Net income (loss)                                           $   560,000   $    (30,071)
    Adjustments to reconcile net income (loss)  to net cash
        provided by operating activities:
        Depreciation                                                161,977        126,894
        Provision for loan losses                                   105,000         75,000
        Increase in other assets                                    (84,086)       (74,088)
        Increase in other liabilities                                42,662         54,247
                                                                ------------  -------------
              Net cash provided by operating activities             785,553        151,982
                                                                ------------  -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks               (5,558)        (6,916)
    Purchases of securities available-for-sale                   (9,562,865)   (16,312,163)
    Proceeds from maturities of securities available-for-sale    14,666,049      4,876,880
    Purchases of restricted equity securities                       (41,500)       (26,200)
    Net increase in federal funds sold                           (1,500,000)    (3,010,000)
    Net increase in loans                                        (7,540,297)    (4,425,692)
    Purchase of premises and equipment                              (56,041)       (20,648)
    Purchase of life insurance policies                                   -       (950,000)
                                                                ------------  -------------
              Net cash used in investing activities              (4,040,212)   (19,874,739)
                                                                ------------  -------------

FINANCING ACTIVITIES
    Net increase (decrease)  in deposits                           (604,544)    22,284,462
    Net increase (decrease) in  repurchase agreements             3,990,097       (515,592)
    Net proceeds from sale of common stock                           12,000         72,000
                                                                ------------  -------------
              Net cash provided by financing activities           3,397,553     21,840,870
                                                                ------------  -------------

Net increase  in cash and due from banks                            142,894      2,118,113

Cash and due from banks, beginning of period                      1,542,988      1,687,513
                                                                ------------  -------------
Cash and due from banks, end of period                          $ 1,685,882   $  3,805,626
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

          The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) for the Bank was approximately 15.69%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

At September 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                        REGULATORY
                                                         MINIMUM
                                       ACTUAL           REQUIREMENT
                            --------------------------  -----------
                            CONSOLIDATED      BANK
                            -------------  -----------  -----------
Leverage capital ratios            10.11%       10.01%        4.00%
Risk-based capital ratios:
  Core capital                     14.11        13.97         4.00
  Total capital                    15.28        15.14         8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                     SEPTEMBER 30,
                                                         2002
                                                     -------------

         Commitments to extend credit                $   8,610,000
         Letters of credit                                 369,000
                                                     -------------
                                                     $   8,979,000
                                                     =============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2002          2001
                                             --------------  -------------
                                                (DOLLARS IN THOUSANDS)
                                             -----------------------------

Cash and due from banks                      $        1,694  $       1,545
Securities                                           21,032         25,518
Federal funds sold                                    1,500              0
Loans, net                                           47,522         40,086
Premises and equipment                                1,936          2,042
Other assets                                          1,624          1,540
                                             --------------  -------------
                                             $       75,308  $      70,731
                                             ==============  =============

Deposits                                     $       62,642  $      63,246
Securities sold under repurchase agreements           4,146            156
Other liabilities                                       231            188
Stockholders' equity                                  8,289          7,141
                                             --------------  -------------
                                             $       75,308  $      70,731
                                             ==============  =============


Our total assets grew by 6.47% for the first nine months of 2002. Increased borrowings under repurchase agreements of $3.99 million and net maturities of securities of $5.1 million were invested in loans and federal funds sold. The amount temporarily invested in federal funds sold provides a source for anticipated increased loan volume. Our loan to deposit ratio has increased to 76.89% at September 30, 2002 from 64% at December 31, 2001. Our total equity has increased by $1,148,000 consisting of year-to-date net income of $560,000, proceeds from the issuance of common stock of $12,000, and increased unrealized gains on securities available-for-sale of $576,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Following is a summary of our operations for the periods indicated.

                                             THREE MONTHS ENDED
                                               SEPTEMMBER 30,
                                              2002        2001
                                           ----------  -----------
                                            (DOLLARS IN THOUSANDS)
                                           -----------------------

         Interest income                   $    1,079  $    1,009
         Interest expense                         429         615
                                           ----------  -----------
         Net interest income                      650         394
         Provision for loan losses                 30          15
         Other income                             135          80
         Other expense                            576         470
                                           ----------  -----------
         Net income (loss)                 $      179  $      (11)
                                           ==========  ===========

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              2002        2001
                                           ----------  -----------
                                           (DOLLARS IN THOUSANDS)
                                           -----------------------
         Interest income                   $    3,280  $    2,896
         Interest expense                       1,288       1,721
                                           ----------  -----------
         Net interest income                    1,992       1,175

         Provision for loan losses                105          75
         Other income                             355         248
         Other expense                          1,682       1,378
                                           ----------  -----------
         Net income (loss)                 $      560  $      (30)
                                           ==========  ===========

Our net interest income has increased by $256,000 and $817,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin increased to 3.73% during the first nine months of 2002 as compared to 3.12% for the same period in 2001 and 3.14% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The increase in the net interest margin is due primarily to the repricing of our deposits as the cost of funds for the first nine months of 2002 decreased significantly to 2.72% as compared to 5.28% for the same period in 2001 and 4.72% for the entire year of 2001.

The provision for loan losses has increased by $15,000 and $30,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. We provided $30,000 and $105,000 for loan losses for the third quarter and first nine months of 2002, respectively, due primarily to the loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our methodology used in determining the adequacy of the allowance for loan losses is based upon a risk rating system in which all loans are assigned a loan grade. Each loan grade is assigned an allowance percentage determined based upon our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officer and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. We rely predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for losses. Based upon our ongoing review, we may identify impaired loans. When we identify a loan as being impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance amount determined under our loan grading system. The allowance for loan losses as a percentage of total loans was 1.34% at September 30, 2002 as compared to 1.30% at December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                           SEPTEMBER 30,
                                                                       ----------------------
                                                                          2002       2001
                                                                       ----------  ----------
                                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                        $      46  $      57
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                     0          0
Restructured loans                                                              0          0
Potential problem loans                                                         0          0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                  2          5
Interest income that was recorded on nonaccrual and restructured loans          0          0


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -----------------------
                                                                       2002        2001
                                                                    ----------  -----------
                                                                     (DOLLARS IN THOUSANDS)
                                                                    -----------------------
Average amount of loans outstanding                                 $  47,051   $   34,602
                                                                    ==========  ===========
Balance of allowance for loan losses at beginning of period         $     527   $      424
                                                                    ----------  -----------
Loans charged off
  Commercial and financial                                                  6           11
  Real estate mortgage                                                      6            0
                                                                            7           36
                                                                    ----------  -----------
                                                                           19           47
                                                                    ----------  -----------
Loans recovered
  Commercial and financial                                                 18            2
  Real estate mortgage                                                      0            0
  Installment                                                              15           10
                                                                    ----------  -----------
                                                                           33           12
                                                                    ----------  -----------

Net charge-offs (recoveries)                                              (14)          35
                                                                    ----------  -----------
Additions to allowance charged to operating expense during period         105           75
                                                                    ----------  -----------
Balance of allowance for loan losses at end of period               $     646   $      464
                                                                    ==========  ===========
Ratio of net loans charged off (recovered) during the period to
  average loans outstanding                                             (.03%)         .10%
                                                                    ==========  ===========

Other income increased by $55,000 and $107,000 during the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Year-to-date, service charges on deposit accounts increased by $48,000 and income recognized on bank owned life insurance policies increased by $27,000.

Other expenses increased by $106,000 and $304,000 during the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased due to annual salary increases and related payroll costs. Occupancy and equipment and other operating expenses have increased due to our overall growth of the bank.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

               99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               ------------------------
               (1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-4, File No. 333-34908, declared effective by the SEC on June 9, 2000.
               (2) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, File No. 333-34908, filed with the SEC on March 30, 2001.
               (3) Incorporated here by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, File No. 333-34908, filed with the SEC on November 13, 2001.

               (b)  Reports on Form 8-K: None

*    Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               North Georgia Community Financial Partners, Inc.
                                   (Registrant)



Date:  November 12, 2002       By: \s\ David J. Lance
       -------------------         ------------------
                                   David J. Lance. President and C.E.O.
                                   (Principal Executive Officer)


Date:  November 12, 2002       By: \s\  Rhonda C. Massengill
       -------------------         -------------------------
                                   Rhonda C. Massengill, Chief Financial Officer
                                   (Principal  Financial and Accounting Officer)