Form 10KSB
period 2002-12-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2003-03-31
CIK 1111740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number  333-34908
                             ---------


                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          GEORGIA                                                58-2585603
------------------------------------------                   -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  350 WEST BELMONT DRIVE, CALHOUN, GEORGIA                             30701
------------------------------------------                           -----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $4,895,986
                                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date within the past 60 days:  $7,572,071 AS OF MARCH 10, 2003, BASED
                                          --------------------------------------
ON  582,467  SHARES  AT  $13.00  PER  SHARE.
-------------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 912,167 AS OF MARCH 10, 2003.
                                                   ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes     No  X
                                                                    ---    ---

                              TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 1..  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .   1
ITEM 2..  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . .  12
ITEM 3..  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  12
PART II.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 5..  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .  12
ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .  12
ITEM 7..  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .  30
ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .  30
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .  31
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .  33
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  35
ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . .  36
ITEM 14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .  37

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Gordon County. As of December 31, 2002, seven other commercial banks operate in the Bank's primary market with a total of 10 offices. Generally, these banks offer the same or similar products and services as North Georgia National, and may have greater financial resources than are now available to the Company or the Bank. The Bank's largest competitors are Georgia Bank and Trust and BB&T, which, combined, hold approximately 67% of the primary market area's total deposits.

LOAN PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of the following:

               LOAN CLASSIFICATION        PERCENTAGE
               -------------------        ----------

               Real estate-related loans     69%

               Commercial loans              23%

               Consumer loans                 8%

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

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

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

                                    EMPLOYEES

     At December 31, 2002, the Bank employed 25 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     Both The Company and North Georgia National are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NORTH GEORGIA COMMUNITY

     Since The Company owns all of the capital stock of North Georgia National, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, The Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, The Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of The Company until after the third anniversary date of North Georgia National's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

          - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

          -    Banking or managing or controlling banks; and

          - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

     To qualify to become a financial holding company, North Georgia National and any other depository institution subsidiary of The Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, The Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While The Company meets the qualification standards applicable to financial holding companies, The Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, The Company is expected to act as a source of financial strength for North Georgia National and to commit resources to support North Georgia National. This support may be required at times when, without this Federal Reserve policy, The Company might not be inclined to provide it. In addition, any capital loans made by The Company to North Georgia National will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of The Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of North Georgia National will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

          BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, North Georgia National may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, North Georgia National may acquire branches of existing banks located in Georgia. North Georgia National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on North Georgia National. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by North Georgia National are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     North Georgia National's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

          - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

          - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

          - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003.
While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     We have implemented procedures to comply with all GFLA requirements.

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

CAPITAL ADEQUACY

     The Company and North Georgia National are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of The Company, and the Office of the Comptroller of the Currency, in the case of North Georgia National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since The Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. North Georgia National is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 14.8% and our ratio of Tier 1 Capital to risk-weighted assets was 13.6%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 10.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-North Georgia National-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from North Georgia National. The principal sources of The Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that North Georgia National pays to its sole shareholder, The Company. Statutory and regulatory limitations apply to North Georgia National's payment of dividends to The Company as well as to The Company's payment of dividends to its shareholders.

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

     The payment of dividends by The Company and North Georgia National may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, North Georgia National were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that North Georgia National stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-North Georgia National-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and North Georgia National are subject to the provisions of
Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

     The Company and North Georgia National are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

          - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

          - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

          - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

          - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

          -    the development of internal policies, procedures and controls;

          -    the designation of a compliance officer;

          -    an ongoing employee training program; and

          -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

          - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

          -    notify FinCEN if an account or transaction is identified;

          -    designate a contact person to receive information requests;

          - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

          - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

          - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

          - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

          - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

          - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

          - are prohibited from providing correspondent accounts to foreign shell banks;

          - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

          - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

          - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     Required information is presented in "Part II-Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.     DESCRIPTION OF PROPERTIES

     North Georgia National is located at 350 West Belmont Drive in Calhoun, Georgia. North Georgia National's primary facility, which is also the location of North Georgia Community's executive offices, is a 15,000 square foot building with four drive-up lanes and one drive-up ATM. North Georgia National also provides a full-service ATM located in the lobby of the Gordon Hospital in Calhoun, Georgia.

     Other than North Georgia National's primary facility described in the preceding paragraph and the real estate-related loans funded by North Georgia National previously described in "-Item 1. Description of Business-North Georgia National-Loan Portfolio," The Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is currently no established market for the Company's common stock, and the Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. As of March 10, 2002, the Company had approximately 421 shareholders of record.

     (b) North Georgia National has paid no dividends on its common stock since its organization. The principal source of The Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that North Georgia National pays to The Company, its sole shareholder. Statutory and regulatory limitations apply to North Georgia National's payment of dividends to The Company as well as to The Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Item I-Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and the financial condition of our bank subsidiary, North Georgia National, at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

OVERVIEW

     Our 2002 results were highlighted by the reporting of net income of $725,000. Despite the uncertainty of economic conditions we continued to have significant loan and deposit growth that should provide a base for continued profitability.

FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

     The following is a summary of our balance sheets for the years indicated:

                                       December 31,
                                      2002     2001
                                 (Dollars in Thousands)
Cash and due from banks             $ 2,019  $ 1,543
Interest-bearing deposits in banks       88        2
Federal funds sold                    1,500        -
Securities                           23,585   25,517
Loans, net                           50,224   40,087
Premises and equipment                1,917    2,042
Other assets                          1,580    1,540
                                    -------  -------

                                    $80,913  $70,731
                                    =======  =======

Total deposits                      $66,050  $63,246
Other borrowings                      6,230      156
Other liabilities                       217      188
Stockholders' equity                  8,416    7,141
                                    -------  -------

                                    $80,913  $70,731
                                    =======  =======

     As of December 31, 2002, we had total assets of $80.9 million, an increase of 14.4% over December 31, 2001. Total interest-earning assets were $76.1 million at December 31, 2002 or 94% of total assets as compared to 94% of total assets at December 31, 2001. Our primary interest-earning assets at December 31, 2002 were loans, which made up 67% of total interest-earning assets as compared to 61% at December 31, 2001. Our loan to deposit ratio was 77% at December 31, 2002 as compared to 64% at December 31, 2001. The loan to deposit ratio has increased as loan demand has increased. The Bank continues to place strong emphasis on the quality of loans which are added to the loan portfolio. Deposit growth of $3 million has been used to fund loan growth of $10 million. The balance of the loan growth was funded with $6 million increase in other borrowings and a $2 million decrease in securities.

     Our securities portfolio, consisting of U.S. Agency, mortgage-backed, corporate and restricted equity securities, amounted to $23 million at December 31, 2002. Unrealized gain on securities amounted to $487,000 at December 31, 2002 as compared to an unrealized loss of $52,000 at December 31, 2001. We have not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 69% of our loan portfolio collateralized by real estate located in our primary market area of Gordon County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (48%), construction loans to build one-to four-family residential properties (8%) and nonresidential properties consisting primarily of small business commercial properties (44%). We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

     The remaining 31% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

     Our liquidity and capital resources are monitored on a periodic basis by management and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 19.59% at December 31, 2002 was considered satisfactory.

     At December 31, 2002, we had loan commitments outstanding of $8.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. At December 31, 2002, we had arrangements with four commercial banks for additional short-term advances of $7,000,000.

     At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income in 2002 of $725,000, proceeds from additional stock sales of $12,000, and other comprehensive income of $539,000, related to unrealized gains on securities available-for-sale. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to North Georgia Community will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank can pay no dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2002 are as follows:

                                                      Regulatory
                              Consolidated    Bank   Requirements
                              -------------  ------  -------------
  Leverage capital ratio             10.08%  10.01%          4.00%
  Risk-based capital ratios:
    Core capital                     13.68   13.58           4.00
    Total capital                    14.85   14.75           8.00

At  December  31, 2002, we had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The following is a summary of our operations for the years indicated.

                         Years Ended December 31,
                              2002     2001
                          (Dollars in Thousands)
Interest income             $ 4,388  $  3,951

Interest expense              1,699     2,247
                            -------  --------

Net interest income           2,689     1,704

Provision for loan losses       153       140

Other income                    508       379

Other expenses                2,319     1,901
                            -------  --------

Net income (loss)           $   725  $     42
                            =======  ========

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

     Our net yield on average interest-earning assets was 3.77% in 2002 as compared to 3.14% in 2001. Average loans increased by $10.1 million and average securities increased by $10.3 million accounting for the $17.2 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $16.8 million with average interest-bearing demand and time deposits accounting for the majority of this increase. Average other borrowings increased by $4.1 million. The rate earned on average interest-earning assets decreased to 6.15% in 2002 from 7.29% in 2001. The rate paid on average interest-bearing liabilities decreased to 2.64% in 2002 from 4.72% in 2001. The increase in net interest income was due to a significant increase in volume of interest-earning assets. The increase in net yield was due primarily to the Bank's lowering of cost of funds during the low rate environment experienced during the year. Prime rate stayed constant at 4.75% during the first eleven months of the year and was lowered to 4.25% in November where it remained through December 31, 2002.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $153,000 in 2002 as compared to $140,000 in 2001. The amounts provided were due to the growth of the loan portfolio and our assessment of the inherent risk in the loan portfolio. As of December 31, 2002 we had $213,000 of nonperforming loans and assets. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our methodology used in determining the adequacy of the allowance for loan losses is based upon a risk rating system in which all loans are assigned a loan grade. Each loan grade is assigned an allowance percentage determined based upon our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officer and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. We rely predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for losses. Based upon our ongoing review, we may identify impaired loans. When we identify a loan as being impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance amount determined under our loan grading system. The allowance for loan losses as a percentage of total loans was 1.33% at December 31, 2002 as compared to 1.30% at December 31, 2001.

Other Income
------------

     Other income consists of service charges on deposit accounts, mortgage loan origination fees, gains and losses from securities transactions and other miscellaneous revenue and fees. Other income increased to $508,000 in 2002 from $379,000 in 2001. This increase is primarily due to an increase in service charges on deposit accounts of $67,000, an increase in mortgage loan origination fees of $22,000.

Other  Expenses
---------------

     Other expenses were $2,319,000 in 2002 as compared to $1,901,000 in 2001, an increase of $418,000. Salaries and employee benefits increased by $136,000 due to an increase in the Bank's contribution to the employee's 401-K plan and other annual salary increases. Equipment and occupancy expenses increased by $62,000 due primarily to increased depreciation of $44,000, and increased other occupancy costs of $6,000. Capitalized loan origination costs, which are reported as a contra-expense account, increased by $4,500 as loan volume increased in 2002. Other operating expenses increased by $225,000 due to a $58,000 increase in data processing and an increase in advertising and public relations expense of $65,000. Legal expenses were up $11,000 and FDIC/OCC expenses were up $11,000 over 2001. Dues, meetings and seminar expenses were up $12,000 and travel and entertainment expenses were up $9,000. These increases were partially offset by decreased supplies and printing costs of $13,000.

Income  Tax
-----------

     We have reported no income tax due to accumulated deficits incurred of $1,488,000 through December 31, 2002.

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

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

     At December 31, 2002, our cumulative one-year interest rate-sensitivity gap ratio was 44%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. For internal reporting purposes, we do not consider interest-bearing demand to be interest rate sensitive. Adjusting for these deposits, our cumulative one year interest rate-sensitivity gap ratio would be 85%. We believe that competitive market rates are being paid for our deposits, and as long as the rates remain competitive, liquidity, while not assured, should not be adversely affected.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                After       After
                                                Three        One
                                                Months     Year but
                                   Within        but        Within     After
                                   Three        Within       Five       Five
                                   Months      One Year     Years      Years     Total
                                               (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing
    deposits in banks           $        88   $      --   $      --   $     --  $     88
  Federal funds sold                  1,500          --          --         --     1,500
  Securities                            621          --      11,379     11,585    23,585
  Loans                              17,260       5,901      25,011      2,727    50,899
                                ------------  ----------  ----------  --------  --------

                                     19,469       5,901      36,390     14,312    76,072
                                ------------  ----------  ----------  --------  --------

Interest-bearing liabilities:
  Interest-bearing demand
    deposits                         27,378          --          --         --    27,378
  Savings                            11,559          --          --         --    11,559
  Certificates, less than
    $   100,000                       2,003       6,575       3,978         --    12,556
  Certificates, $100,000
    and over                          1,666       1,815       6,745         --    10,226
  Other borrowings                    6,230          --          --         --     6,230
                                ------------  ----------  ----------  --------  --------

                                     48,836       8,390      10,723         --    67,949
                                ------------  ----------  ----------  --------  --------
Interest rate sensitivity
  gap                           $   (29,367)  $  (2,489)  $  25,667   $ 14,312  $  8,123
                                ============  ==========  ==========  ========  ========
Cumulative interest rate
  sensitivity gap               $   (29,367)  $ (31,856)  $  (6,189)  $  8,123
                                ============  ==========  ==========  ========
Interest rate sensitivity
  gap ratio                             .40         .70        3.39         --
                                ============  ==========  ==========  ========
Cumulative interest rate
  sensitivity gap ratio                 .40         .44         .91       1.12
                                ============  ==========  ==========  ========

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

     The condensed average balance sheet for the years indicated is presented below. (1)

                                        Years Ended December 31,
                                            2002       2001
                                         (Dollars in Thousands)
               ASSETS
  Cash and due from banks                  $ 1,925   $ 1,935
  Taxable securities                        23,261    13,037
  Securities valuation account                 145        91
  Federal funds sold                         2,310     5,453
  Loans (2)                                 45,829    35,687
  Allowance for loan losses                   (604)     (461)
  Other assets                               3,566     2,790
                                           --------  --------
                                           $76,432   $58,532
                                           ========  ========

  Total interest-earning assets            $71,400   $54,177
                                           ========  ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Noninterest-bearing demand             $ 4,135   $ 3,488
    Interest-bearing demand                 28,202    23,547
    Savings                                 12,922     8,535
    Time                                    18,730    15,125
                                           --------  --------
      Total deposits                        63,989    50,695

  Other borrowings                           4,504       394
  Other liabilities                            212       273
                                           --------  --------
      Total liabilities                     68,705    51,362
  Stockholders' equity                       7,727     7,170
                                           --------  --------
                                           $76,432   $58,532
                                           ========  ========

  Total interest-bearing liabilities       $64,358   $47,601
                                           ========  ========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2002 and 2001 was $40,000 and $57,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                          Years Ended December 31,
                                                          2002               2001
                                                         Average            Average
                                                      Interest Rate      Interest Rate
                                                         (Dollars in Thousands)
  INTEREST INCOME:
    Interest and fees on loans (1)                 $   3,113      6.79%  $2,942  8.24%
    Interest on taxable securities                     1,240      5.33      790  6.06
    Interest on federal funds sold                        35      1.51      219  4.02
                                                   ----------  --------  ------

    Total interest income                              4,388      6.15    3,951  7.29
                                                   ----------            ------

  INTEREST EXPENSE:
    Interest on interest-bearing
      demand deposits                                    587      2.08      934  3.97
    Interest on savings deposits                         301      2.33      358  4.19
    Interest on time deposits                            719      3.84      940  6.22
    Interest on other borrowings                          92      2.04       15  3.91
                                                   ----------  --------  ------

    Total interest expense                             1,699      2.64    2,247  4.72
                                                   ----------            ------

  NET INTEREST INCOME                              $   2,689             $1,704
                                                   ==========            ======

    Net interest spread                                           3.51%          2.57%
                                                               ========          =====
    Net yield on average interest-earning assets                  3.77%          3.14%
                                                               ========          =====

(1) Interest and fees on loans includes $35,000 and $37,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. There was no interest income recognized on nonaccrual loans during 2002 or 2001.

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

                                                 Years  Ended  December  31,
                                                      2002  vs.  2001
                                                     Changes  Due  To:
                                                   Rate      Volume    Net
                                                   (Dollars in Thousands)
  Increase (decrease) in:
    Income from interest-earning assets:
    Interest and fees on loans                   $   (574)  $   745   $ 171
    Interest on taxable securities                   (105)      555     450
    Interest on federal funds sold                    (93)      (91)   (184)
                                                 ---------  --------  ------
        Total interest income                        (772)    1,209     437
                                                 ---------  --------  ------

    Expense from interest-bearing liabilities:
    Interest on interest-bearing
      demand deposits                                (506)      159    (347)
    Interest on savings deposits                     (197)      140     (57)
    Interest on time deposits                        (412)      191    (221)
    Interest on other borrowings                      (10)       87      77
                                                 ---------  --------  ------
        Total interest expense                     (1,125)      577    (548)
                                                 ---------  --------  ------

        Net interest income                      $    353   $   632   $ 985
                                                 =========  ========  ======


                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                       December 31,
                                      2002     2001
                                  (Dollars in Thousands)
  U.S. Government agency securities  $ 9,955  $21,290
  Mortgage-backed securities          10,149    1,845
  Corporate bonds                      2,860    2,091
  Restricted equity securities           621      291
                                     -------  -------

                                     $23,585  $25,517
                                     =======  =======


MATURITIES

     The amounts of debt securities, including the weighted average yield in each category as of December 31, 2002, are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

                                                              After one           After five
                                 One year or less        through five years    through ten years
                                 Amount       Yield (1)   Amount    Yield (1)  Amount   Yield (1)
U.S. Government
  agency securities         $             --        --%  $   6,121      4.68%  $ 3,334      5 59%
Mortgage-backed securities                --         --      4,123      4.04     1,965      4.80
Corporate bonds                           --         --      1,135      5.00     1,725      5.82
                            ----------------             ---------             -------
                            $             --        --%  $  11,379      4.64   $ 7,024      5.33
                            ================             =========             =======

                              After ten years         Total
                            Amount   Yield (1)   Amount   Yield (1)
U.S. Government
  agency securities         $   500      5.75%  $  9,955      5.04%
Mortgage-backed securities    4,061      4.97     10,149      4.51
Corporate bonds                  --        --      2,860      5.49
                            -------             --------
                            $ 4,561      4.94%  $ 22,964      4.85%
                            =======             ========

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

TYPES OF LOANS

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                           December 31,
                                         2002       2001
                                      (Dollars in Thousands)
  Commercial                            $11,575   $10,674
  Real estate- construction               2,742       506
  Real estate- mortgage                  32,585    24,637
  Consumer installment loans and other    3,997     4,797
                                        --------  --------
                                         50,899    40,614
  Less allowance for loan losses           (675)     (527)
                                        --------  --------
      Net loans                         $50,224   $40,087
                                        ========  ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                                  (Dollars in Thousands)
  Commercial
    One year or less              $               6,238
    After one through five years                  5,123
    After five years                                214
                                  ---------------------
                                                 11,575
                                  ---------------------

  Construction
    One year or less                              2,460
    After one through five years                    282
    After five years                                 --
                                  ---------------------
                                                  2,742
                                  ---------------------

  Other
    One year or less                              6,336
    After one through five years                 23,478
    After five years                              6,768
                                  ---------------------
                                                 36,582
                                  ---------------------

                                  $              50,899
                                  =====================

     The following table summarizes loans at December 31, 2002 with due dates after one year that have predetermined and floating or adjustable interest rates.

                                           (Dollars in Thousands)
    Predetermined interest rates           $              24,119
    Floating or adjustable interest rates                 11,746
                                           ---------------------
                                           $              35,865
                                           =====================


RISK ELEMENTS

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

                                                      December 31,
                                                     2002       2001
                                                 (Dollars in Thousands)
  Nonaccrual loans                               $       213  $       6
  Loans contractually past due ninety
    days or more as to interest or
    principal payments and still accruing                  0          0
  Restructured loans                                       0          0
  Potential problem loans                                 14          0
  Interest income that would have been recorded
    on nonaccrual and restructured loans under
    original terms                                        10          5
  Interest income that was recorded on
    nonaccrual and restructured loans                      1          0

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

                                              Years Ended December 31,
                                                  2002        2001
                                               (Dollars in Thousands)
  Average amount of loans outstanding          $  45,829   $  35,687
                                               ==========  ==========

  Balance of allowance for loan losses
    at beginning of year                       $     527   $     424
                                               ----------  ----------

  Loans charged off
    Commercial                                        13          33
    Real estate mortgage                              20          --
    Installment                                        7          24
                                               ----------  ----------
                                                      40          57
                                               ----------  ----------

  Loans recovered
    Commercial                                        19           3
    Real estate mortgage                              --          --
    Installment                                       16          17
                                               ----------  ----------
                                                      35          20
                                               ----------  ----------

  Net charge-offs                                      5          37
                                               ----------  ----------

  Additions to allowance charged to operating
    expense during year                              153         140
                                               ----------  ----------

  Balance of allowance for loan losses
    at end of year                             $     675   $     527
                                               ==========  ==========

  Ratio of net loans charged off during the
  year to average loans outstanding                  .01%        .10%
                                               ==========  ==========

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

     As of December 31, 2002 and 2001, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                            December 31, 2002      December 31, 2001
                           Percent of loans in    Percent of loans in
                              each category          each category
                          Amount to total loans  Amount to total loans
                                     (Dollars in Thousands)
Commercial                 $     135        23%  $     105        26%
Real estate- construction        101         5          79         1
Real estate- mortgage            371        64         290        61
Consumer installment
loans and other                   68         8          53        12
                           ---------  ---------  ---------  ---------
                           $     675       100%  $     527       100%
                           =========  =========  =========  =========

                                    DEPOSITS

          Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                            Years Ended December 31,
                                            2002               2001
                                      Amount    Percent   Amount   Percent
                                             (Dollars in Thousands)
Noninterest-bearing demand deposits   $ 4,135        --%  $ 3,488       --%
Interest-bearing demand deposits       28,202       2.08   23,547      3.97
Savings deposits                       12,922       2.33    8,535      4.19
Time deposits                          18,730       3.84   15,125      6.22
                                      -------             -------
                                      $63,989             $50,695
                                      =======             =======

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                   (Dollars in Thousands)
  Three months or less             $        1,666
  Over three through six months               850
  Over six through twelve months              965
  Over twelve months                        6,745
                                          -------
    Total                          $       10,226
                                          =======


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the years indicated is presented below.

                          Years Ended December 31,
                               2002    2001
  Return on assets (1)          .95%    .07%
  Return on equity (2)         9.38     .59
  Dividend payout ratio (3)       -       -
  Equity to assets ratio (4)  10.11   12.25

(1)   Net income divided by average total assets.
(2)   Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)   Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2002, (3) the year he or she was first elected as a director or as an officer of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

A.  DIRECTORS
                                                      POSITION WITH THE COMPANY AND
NAME (AGE)                  DIRECTOR SINCE                 BUSINESS EXPERIENCE
--------------------------  --------------  -------------------------------------------------

David J. Lance (48)                   2000  President of North Georgia Community and
                                            President and Chief Executive Officer of North
                                            Georgia National; previously President and Chief
                                            Executive Officer of First National Bank of
                                            Northwest Georgia, Calhoun, Georgia

Thomas M. Kinnamon (57)               2000  Secretary of North Georgia Community;
                                            Chairman of the Board of North Georgia National;
                                            President of Accent Yarns & Textiles, Inc.,
                                            Dalton, Georgia (yarn and textile manufacturing
                                            and sale)

B.  EXECUTIVE OFFICER WHO
    IS NOT ALSO A DIRECTOR
                                                     POSITION WITH THE COMPANY AND
NAME (AGE)                  OFFICER SINCE                 BUSINESS EXPERIENCE
--------------------------  --------------  -------------------------------------------------

Rhonda C. Massengill (48)             2001  Chief Financial Officer of North Georgia
                                            Community and Chief Financial Officer of North
                                            Georgia National

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

     The following table presents summary information concerning compensation paid or accrued by the Company and the Bank to its chief executive officer for the years ended December 31, 2002 and 2001. No other executive officer of the Company earned over $100,000 in salary and bonus during the year ended December 31, 2002.

                                                            Long-Term Compensation
                               Annual Compensation             Awards           Payouts
                                               Other                Securities             All
                                               Annual   Restricted  Underlying            Other
                                               Compen-     Stock     Options/     LTIP   Compen-
                            Salary     Bonus   sation     Awards       SARs     Payouts  sation
Name and Position    Year     ($)       ($)     ($)         ($)        (#)        ($)      ($)
David J. Lance       2002  159,698(1)  16,000        0           0                    0  52,715(3)
President and Chief
Executive Officer    2001  154,500(2)  20,500        0           0     115,000        0  11,832(3)

(1) Includes value of bank automobile provided to Mr. Lance under the terms of his employment agreement.

(2)   Includes an automobile allowance.

(3) Consists of payments for club memberships under the terms of Mr. Lance's employment agreement.

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

     Under the terms of Mr. Lance's employment agreement, the Bank granted Mr. Lance a fully vested stock option to purchase 75,000 shares of common stock with an exercise price of $ 10.00 per share. The Bank also granted Mr. Lance the right to purchase up to 25,000 shares of Bank stock (increased to 35,450 shares pursuant to a separate stock purchase agreement, dated September 22, 1999, and by Board resolution) by March 31, 2000. Mr. Lance purchased 20,500 shares pursuant to the stock purchase agreement in the last quarter of 2000 and the remaining 14,950 shares in the first quarter of 2001.

     The employment agreement also provides that, in the event of a sale of the Bank during the term of his employment, the Bank will pay Mr. Lance one percent of the total sale price, a gross-up payment to ensure that the net amount retained by Mr. Lance from the sale, after taxes, is equal to one percent of the sale price, and a right of first refusal on any sale of the Bank.

     The initial term of Mr. Lance's employment began on September 22, 1999 and continued until September 22, 2002. Upon each new day of the three-year period, the term was automatically extended for one additional day so that at all times the term of the employment agreement will be three full years until either party notifies the other of its intent not to renew.

     If the Bank terminates Mr. Lance's employment without cause, the employment agreement provides for the following:

      (a) the Bank will pay him a lump-sum cash payment equal to the present value of the sum of his salary, bonus, any long-term incentive award, and club dues for the remaining term of the Agreement; and

      (b)   any unvested options held by him will vest; and

      (c) the Bank will transfer to him title to his Bank car and will cover any taxes payable as a result of the transfer.

OPTION GRANTS IN FISCAL YEAR 2002

     The following table sets forth information at December 31, 2002, and for the fiscal year then ended, concerning stock options granted to the executive officer listed below. The listed executive officer did not exercise any options to purchase common stock of the Company during 2002. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                         Percent of
                         Number of      Total Options
                         Securities       Granted to
                         Underlying      Employees in   Exercise Price
NAME                  Options Granted    Fiscal Year      Per Share     Expiration Date
--------------------  ----------------  --------------  --------------  ---------------
Rhonda C.                       5,000           100.0%  $        12.00        2/15/2012
Massengill


OPTIONS EXERCISED IN FISCAL YEAR 2002

     No stock options were exercised by our executive officers in fiscal year 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank's common stock. No stock options were exercised in 2002 by the executive officers named in the summary compensation table.

                                                     Number of Securities     Value of Unexercised In-the-
                                                    Underlying Unexercised         Money Options at
                                                 Options at December 31, 2002      December 31, 2002
                        Shares
Name                  Acquired on      Value
                      Exercise (#)  Realized ($)  Exercisable  Unexercisable   Exercisable   Unexercisable
--------------------  ------------  ------------  -----------  --------------  ------------  -------------
David J. Lance
                                 0             0       91,000          24,000  $    273,000  $     72,000
--------------------  ------------  ------------  -----------  --------------  ------------  -------------
Rhonda C. Massengill
                                 0             0        4,000          11,000  $     12,000  $     33,000
--------------------  ------------  ------------  -----------  --------------  ------------  -------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 10, 2003 by (a) each executive officer and director of the Company, (b) all executive officers and directors, as a group, and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock.

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

                                                       PERCENT
NAME AND ADDRESS                  NUMBER OF SHARES   OF CLASS(1)
--------------------------------  -----------------  -----------
(a)  DIRECTORS
David J. Lance
350 West Belmont Avenue
Calhoun, Georgia  30701                  132,650(2)        14.5%

Thomas M. Kinnamon
100 Kyle Lane
Dalton, Georgia  30720                     143,550         15.6%

(b)  EXECUTIVE OFFICERS
Rhonda C. Massengill

                                           5,500(3)           *

(c)  ALL DIRECTORS AND EXECUTIVE
     OFFICERS, AS A GROUP                  280,700         30.8%

(d)  ADDITIONAL 5% SHAREHOLDERS
Ernest M. Acree, Jr.

                                            76,000         8.33%
Jim Griffin

                                            68,000          7.5%

_________________________
+ Mr. Lance, Mr. Kinnamon and Ms. Massengill are the only executive officers of the Company.

*     Represents less than 1%.

(1) For the purposes of this table, percentages shown treat all shares subject to exercisable options held by directors and executive officers as if they were issued and outstanding.

(2) Includes an exercisable option to purchase 75,000 shares of Company common stock granted to Mr. Lance under the terms of his employment agreement and an exercisable option to purchase 16,000 shares of Company common stock granted to Mr. Lance under the North Georgia Community 2000 Incentive Stock Option Plan. Mr. Lance was granted options to purchase a total of 40,000 shares under the Plan on April 1, 2000. These options vest in equal increments over 5 years.

(3) Includes an exercisable option to purchase 5,000 shares of Company common stock granted to Ms. Massengill under the North Georgia Community 5000 Incentive Stock Option Plan. Ms. Massengill was granted options to purchase a total of 10,000 shares under the Plan on April 1, 2000. These options vest in equal increments over 5 years.

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the North Georgia National Bank 1999 Stock Incentive Plan.

                                                                                       Number of shares
                                                                                   remaining available for
                           Number of securities to be  Weighted-average exercise  future issuance under the
                            issued upon exercise of            price of                 Plan (excludes
                              outstanding options         outstanding options        outstanding options)
                           --------------------------  -------------------------  --------------------------
Equity compensation plans
approved by security
holders                                       158,000                      10.99                     242,000

Equity compensation plans
not approved by security
holders                                            --                         --                          --

Total                                         158,000                      10.99                     242,000

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

10.3* Addendum to Employment Agreement, dated November 16, 1999, between North Georgia National Bank and David J. Lance.(3)

10.4* Stock Purchase Agreement, dated September 22, 1999, between North Georgia National Bank and David J. Lance.(3)

10.5* North Georgia Community Financial Partners, Inc. 2000 Stock Incentive Plan; form of Incentive Stock Award; form of Non-Qualified Stock Option Award.(3)

13.1 North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated Financial Report, December 31, 2002.

22.1    Subsidiaries of North Georgia Community.

24.1 Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

99.1    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

99.2 2003 Proxy Statement sent to securities holders of North Georgia Community (to be filed as an amendment to this Annual Report on Form 10-KSB)
_________________________
*     Compensatory plan or arrangement.
(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(2) Incorporated herein by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-34908, declared effective by the SEC on June 9, 2000.
(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2001.

(b)     Reports on Form 8-K filed in the fourth quarter of 2002:  None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's proxy statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB as Exhibit 99.2. The Company's 2002 annual report to its shareholders consists of its financial statements which is included in this Annual Report on Form 10-KSB as Exhibit 13.1.


ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTH GEORGIA COMMUNITY
                                   FINANCIAL PARTNERS, INC.

                                   By:    /s/ David J. Lance
                                          --------------------------
                                          David J. Lance
                                          President and Chief
                                          Executive Officer

                                   Date:  March 27, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Title                         Signature                            Date
         -----                         ---------                            ----
/s/David J. Lance        President and Chief Executive Officer,        March 27, 2003
-----------------        Director (principal executive officer)
David J. Lance

/s/Thomas M. Kinnamon    Secretary, Director                           March 27, 2003
---------------------
Thomas M. Kinnamon

/s/Rhonda C. Massengill  Chief Financial Officer
-----------------------  (principal financial and accounting officer)  March 27, 2003
Rhonda C. Massengill

                                  CERTIFICATION


     I, David J. Lance, certify that:

     1. I have reviewed this annual report on Form 10-KSB of North Georgia Community Financial Partners, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                         /s/David J. Lance
                                             -------------------------------
                                             David J. Lance
                                             Chief Executive Officer

                                  CERTIFICATION


     I, Rhonda C. Massengill, certify that:

     1. I have reviewed this annual report on Form 10-KSB of North Georgia Community Financial Partners, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                         /s/Rhonda C. Massengill
                                             ----------------------------------
                                             Rhonda C. Massengill
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

                                                                                 Page Number in
Exhibit                                                                           Sequentially
Number                          Exhibit                                           Numbered Copy
------                          -------                                          --------------
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

13.1    North Georgia Community Financial Partners, Inc. and Subsidiary
        Consolidated Financial Report, December 31, 2002.

22.1    Subsidiaries of North Georgia Community.

24.1 Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

99.1    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

99.2    2003 Proxy Statement sent to securities holders of North Georgia
        Community (to be filed as an amendment to this Annual Report on Form
        10-KSB)

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