Form 10QSB
period 2003-03-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2003-05-13
CIK 1111740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from __________ to

                        Commission file number 333-34908
                                               ---------




                North Georgia Community Financial Partners, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                            58-2585603
      -----------------------         -----------------------------------
      (State of Incorporation)        (I.R.S. Employer Identification No.)

                              350 W. Belmont Drive
                            Calhoun,  Georgia  30701
                            ------------------------
                    (Address of principal executive offices)


                                  706-629-6499
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      Common stock, no par value; 912,167 shares
                          outstanding as of April 28, 2003.

          Transitional Small Business Disclosure Format   Yes    No  X

NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                      INDEX
                                                                                       Page No.
                                                                                       --------
PART I    FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheet (unaudited) at March 31, 2003                   3

                   Consolidated Statements of Earnings (unaudited) for the Three
                   Months Ended March 31, 2003 and 2002                                       4

                   Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                   for the Three Months Ended March 31, 2003 and 2002                         5

                   Consolidated Statements of Cash Flows (unaudited) for the
                   Three Months Ended March 31, 2003 and 2002                                 6

                   Notes to Consolidated Financial Statements (unaudited)                     7 - 8

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                      9 - 10

          Item 3.  Controls and Procedures                                                   11

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                         11

          Item 2.  Changes in Securities                                                     11

          Item 3.  Defaults Upon Senior Securities                                           11

          Item 4.  Submission of Matters to a Vote of Security Holders                       11

          Item 5.  Other Information                                                         11

          Item 6.  Exhibits and Reports on Form 8-K                                          11

                          PART I. FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           Consolidated Balance Sheet

                                 March 31, 2003
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                      $  2,738,504
Interest-bearing deposits in banks                                166,759
Federal funds sold                                              4,500,000
                                                             -------------
    Cash and cash equivalents                                   7,405,263
Investment securities available for sale                       16,721,291
Other investments                                                 796,025
Loans                                                          54,108,603
Less:   Allowance for loan losses                                 705,881
                                                             -------------
    Loans, net                                                 53,402,722
Premises and equipment, net                                     1,930,712
Accrued interest receivable and other assets                    1,553,360
                                                             -------------
                                                             $ 81,809,373
                                                             =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                      $  4,504,888
    Interest-bearing                                           62,228,789
                                                             -------------
      Total deposits                                           66,733,677

Other borrowings                                                2,000,000
Securities sold under repurchase agreements                     4,304,269
Accrued interest payable and other liabilities                    261,950
                                                             -------------
      Total liabilities                                        73,299,896
                                                             -------------

Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
    None issued and outstanding                                         -
  Common stock, no par value; authorized 10,000,000 shares;
    912,167 shares issued and outstanding                       9,417,401
Accumulated deficit                                            (1,141,110)
Accumulated other comprehensive income                            233,186
                                                             -------------

      Total stockholders' equity                                8,509,477
                                                             -------------
                                                             $ 81,809,373
                                                             =============

See accompanying notes to unaudited consolidated financial statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                      Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)


                                                                 2003           2002
                                                            ---------------  ----------
Interest income:
  Interest on loans                                         $      863,822     720,951
  Interest on investment securities                                207,665     340,016
  Interest on federal funds sold                                    11,277       4,441
  Interest on deposits in other banks                                  936          60
                                                            ---------------  ----------
    Total interest income                                        1,083,700   1,065,468
                                                            ---------------  ----------
Interest expense:
  Deposits                                                         360,272     416,794
  Other borrowings                                                  12,693       8,619
  Securities sold under repurchase agreements                       17,421           -
                                                            ---------------  ----------
    Total interest expense                                         390,386     425,413
                                                            ---------------  ----------
    Net interest income                                            693,314     640,055
Provision for loan losses                                           30,000      30,000
                                                            ---------------  ----------
    Net interest income after provision for loan losses            663,314     610,055
                                                            ---------------  ----------
Other income:
  Service charges on deposit accounts                               77,289      59,347
  Gains on sales of investment securities available for sale       159,736           -
  Other operating income                                            62,358      54,122
                                                            ---------------  ----------
    Total other income                                             299,383     113,469
                                                            ---------------  ----------
Other expense:
  Salaries and employee benefits                                   335,923     301,184
  Equipment and occupancy expense                                   88,495      81,465
  Capitalized loan origination costs                               (51,090)    (45,043)
  Other operating expense                                          242,419     206,910
                                                            ---------------  ----------
    Total other expenses                                           615,747     544,516
                                                            ---------------  ----------
    Earnings before income taxes                                   346,950     179,008

Income tax expense                                                       -           -
                                                            ---------------  ----------
    Net earnings                                            $      346,950     179,008
                                                            ===============  ==========

Basic earnings per share                                    $          .38         .20
                                                            ===============  ==========
Diluted earnings per share                                  $          .37         .19
                                                            ===============  ==========

See accompanying notes to unaudited consolidated financial statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

             Consolidated Statements of Comprehensive Income (Loss)

                  For the Three Months Ended March 31, 2003 and 2002
                                        (Unaudited)



                                                                    2003       2002
                                                                 ----------  ---------
Net earnings                                                      $ 346,950    179,008
                                                                  ----------  ---------
Other comprehensive loss:
  Unrealized losses on investment securities available for sale:
    Unrealized losses arising during the period on investment
      securities available for sale                                 (94,082)  (365,654)
    Reclassification adjustment for gains included in net earnings (159,736)         -
                                                                  ----------  ---------
Other comprehensive loss                                           (253,818)  (365,654)
                                                                  ----------  ---------
Comprehensive income (loss)                                       $  93,132   (186,646)
                                                                  ==========  =========

See accompanying notes to unaudited consolidated financial statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                     Consolidated Statements of Cash Flows
                              For the Three Months Ended March 31, 2003 and 2002
                                                  (Unaudited)

                                                                                           2003         2002
                                                                                       ------------  -----------
Cash flows from operating activities:
  Net earnings                                                                         $   346,950      179,008
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                               30,000       30,000
    Depreciation, amortization and accretion                                                76,944       51,801
    Gain on sale of investment securities                                                 (159,736)           -
    Change in:
      Accrued interest receivable and other assets                                          22,848     (122,571)
      Accrued interest payable and other liabilities                                        45,070      (31,647)
                                                                                       ------------  -----------

        Net cash provided by operating activities                                          362,076      106,591
                                                                                       ------------  -----------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                        6,285,101            -
  Proceeds from maturities and paydowns of investment securities available for sale      1,624,348    5,208,171
  Purchases of investment securities available for sale                                 (1,781,040)  (7,026,531)
  Purchases of other investments                                                          (174,600)     (41,500)
  Net change in loans                                                                   (3,224,424)  (2,894,602)
  Purchases of premises and equipment                                                      (70,005)      (5,400)
  Proceeds from sales of other real estate                                                  19,600            -
                                                                                       ------------  -----------

        Net cash provided (used) by investing activities                                 2,678,980   (4,759,862)
                                                                                       ------------  -----------

Cash flows from financing activities:
  Net increase in deposits                                                                 683,749    1,647,966
  Net increase in securities sold under repurchase agreements                               74,134    5,287,841
  Net proceeds from sale of common stock                                                         -       12,000
                                                                                       ------------  -----------
  Net cash provided by financing activities                                                757,883    6,947,807
                                                                                       ------------  -----------
  Net change in cash and cash equivalents                                                3,798,939    2,294,536

Cash and cash equivalents at beginning of the period                                     3,606,324    1,545,188
                                                                                       ------------  -----------

Cash and cash equivalents at end of period                                             $ 7,405,263    3,839,724
                                                                                       ============  ===========

Supplemental disclosure for cash flow information:

  Change in unrealized loss on securities available for sale                           $  (253,818)    (365,654)
  Loans transferred to other real estate owned                                         $   192,704            -
  Financed sales of other real estate owned                                            $   176,991            -

See accompanying notes to unaudited consolidated financial statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis  of  Presentation
     -----------------------
     The consolidated financial statements include the accounts of North Georgia Community Financial Partners, Inc. (the "Company") and its wholly owned subsidiary, North Georgia National Bank (the "Bank").

     The Bank, is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services.

     The accounting principles followed by the Company and the Bank and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

     The unaudited financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results expected for the entire year. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

(2)  Cash  and  Cash  Equivalents
     ----------------------------
     For purposes of reporting cash flows, the Company changed its definition of cash and cash equivalents to include cash and due from banks, interest-bearing deposits in banks and federal funds sold.

(3)  Earnings  Per  Share
     --------------------
     Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 are as follows:

                                              NET     COMMON  PER SHARE
     FOR THE QUARTER ENDED MARCH 31, 2003   EARNINGS  SHARES    AMOUNT
     ------------------------------------   --------  ------  ---------
     Earnings per common share             $346,950  912,167  $    .38
     Effect of dilutive stock options             -   24,462      (.01)
                                           --------  -------  ---------
     Diluted earnings per common share     $346,950  936,629  $    .37
                                           ========  =======  =========

     FOR THE QUARTER ENDED MARCH 31, 2002
     ------------------------------------
     Earnings per common share             $179,008  912,134  $    .20
     Effect of dilutive stock options             -   13,333      (.01)
                                           --------  -------  ---------
     Diluted earnings per common share     $179,008  925,467  $    .19
                                           ========  =======  =========

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   (Unaudited)

(4)  Stock  Based  Compensation
     --------------------------
     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have reflected the proforma amounts below:

                                                                                   March 31,
                                                                               2003        2002
                                                                           -------------  -------
       Net earnings, as reported                                           $    346,950   179,005
       Proforma stock-based compensation cost adjustments associated with
         previous grants vesting                                                 11,629         -
                                                                           -------------  -------
       Proforma net earnings                                               $    335,321   179,005
                                                                           =============  =======
       Basic earnings per share, as reported                               $        .38       .20
       Proforma stock-based compensation cost adjustments associated with
         previous grants vesting                                                   (.01)        -
                                                                           -------------  -------
       Basic proforma earnings, per share                                  $        .37       .20
                                                                           =============  =======

       Diluted earnings per share, as reported                             $        .37       .19
       Proforma stock-based compensation cost adjustments associated with
         previous grants vesting                                                   (.01)        -
                                                                           -------------  -------
       Diluted proforma earnings, per share                                $        .36       .19
                                                                           =============  =======

Item  2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2003 and 2002

FORWARD-LOOKING  STATEMENTS

     This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates;
material unforeseen changes in the financial stability and liquidity of the Company's credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL  CONDITION

     Total assets at March 31, 2003, were $81,809,373 representing a $896,085 (1.11%) increase from December 31, 2002. Deposits increased $683,749 (1.04%) from December 31, 2002. Net loans increased $3,178,711 (6.33%). The allowance for loan losses at March 31, 2003, totaled $705,881, representing 1.30% of total loans compared to December 31, 2002, totals of $675,246, which represented 1.33% of total loans. Cash and cash equivalents increased $3,798,939 from December 31, 2002.

     The Bank did not have any nonperforming loans at March 31, 2003. Nonperforming loans at December 31, 2002 totaled $213,053.

     Subsequent to March 31, 2003 the Company acquired land for future branch expansion at a cost of approximately $400,000.

RESULTS  OF  OPERATIONS

     Net earnings for the three months ended March 31, 2003, were $346,950, $.37 per diluted share, compared to March 31, 2002, net earnings of $179,008, $.19 per diluted share.

     For the three months ended March 31, 2003, the Bank's yield on earning assets was 5.73% while the cost of funding sources was 2.35%. While net interest spread was 3.38%, net interest margin was 3.76%, an increase of three basis points as compared to the same period in the prior year. Net interest margin increased slightly resulting from a larger decrease in the average interest rate paid on liabilities compared to the decrease in the average interest rate earned on assets. Net interest income in the aggregate increased slightly for the three months ended March 31, 2003, over the same period for 2002 due to the increased volume of earning assets. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     The provision for loan losses remained the same for the first quarter of 2003 as compared to the same period in 2002. The Bank provided $30,000 for loan losses in each period due primarily to the loan growth. Based upon an evaluation of the loan portfolio, the Company believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible.

     Other income increased $185,914 for the three months ended March 31, 2003, compared to the same period for 2002. The increase is primarily due to a $159,736 gain on the sale of investment securities available for sale. In addition, service charges on deposit accounts increased $17,942 as a result of an increase in the number of deposit accounts.

     Other expense increased $71,231 for the three months ended March 31, 2003, compared to the same period for 2002. The increase is primarily attributable to an increase in salaries and employee benefits of $34,739 and an increase in other operating expenses of $35,509. The increase in other operating expenses is primarily attributable to an increase in accounting fees, purchase of printing supplies and increased fees related to the Company's core data processing. The increase in salaries and employees benefits is due to general salary increases and the addition of two employees.

The Company recorded no income tax provisions due to cumulative net operating losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003, the liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 30%. The Company will continue to monitor liquidity and make adjustments as deemed necessary.

Capital ratios at March 31, 2003, were adequate based on regulatory minimum capital requirements. The capital ratios of the consolidated company approximate those of the Bank. The following tables present the Bank's regulatory capital position at March 31, 2003

          RISK-BASED CAPITAL RATIOS
          -------------------------
            Tier 1 Capital, Actual                                    14.57%
            Tier 1 Capital minimum requirement                         4.00%
                                                                      ------

              Excess                                                  10.57%
                                                                      ======

            Total Capital, Actual                                     15.82%
            Total Capital minimum requirement                          8.00%
                                                                      ------

              Excess                                                   7.82%
                                                                      ======

          LEVERAGE RATIO
          ---------------
            Tier 1 Capital to average total assets,("Leverage Ratio") 10.29%
            Minimum leverage requirement                               4.00%
                                                                      ------

              Excess                                                   6.29%
                                                                      ======


These ratios may decline as asset growth continues, but are expected to exceed the regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Management is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that would have such an effect, if they were implemented.

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

                           PART II.  OTHER INFORMATION

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


Item 1.  Legal  Proceedings
         ------------------
         None

Item 2.  Changes  in  Securities
         -----------------------
         None

Item 3.  Defaults  Upon  Senior  Securities
         ----------------------------------
         None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
         -----------------------------------------------------------
         None

Item 5.  Other  Information
         ------------------
         None

Item 6.  Exhibits  and  Reports  on  Form  8-K
         -------------------------------------

         a)   Exhibit  -  The  following  exhibit  is  filed  with this report.
              99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b)   None

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


                                            By:  /s/  DAVID  J.  LANCE
                                                 ---------------------------
                                                 David  J.  Lance
                                                (Principal  Executive  Officer)


                                            Date:
                                                 ---------------------------



                                            By:  /s/  RHONDA  C.  MASSENGILL
                                                 ---------------------------
                                                 Rhonda  C.  Massengill
                                                (Principal  Financial  and
                                                 Accounting  Officer)


                                            Date:
                                                 ---------------------------

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, the Chief Executive Officer, of North Georgia Community Financial Partners, Inc. (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
               (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and
               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May 2003.


                                   /s/  DAVID  J.  LANCE
                                   --------------------------------------
                                   David  J.  Lance,  President  and  CEO
                                   (Principal  Executive  Officer)

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, the Chief Financial Officer, of North Georgia Community Financial Partners, Inc. (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
               (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and
               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May 2003.


/s/  RHONDA  C.  MASSENGILL
---------------------------
Rhonda  C.  Massengill,  CFO
(Principal  Accounting  Officer)