Form 10QSB
period 2003-06-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2003-08-14
CIK 1111740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from _____ to

                        Commission file number 333-34908
                                               ---------



                North Georgia Community Financial Partners, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                   58-2585603
        ----------------                              ----------
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

                   Common stock, no par value; 912,167 shares
                        outstanding as of August 7, 2003.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                        INDEX

                                                                       Page  No.
                                                                       ---------

PART  I     FINANCIAL INFORMATION

   Item  1.   Financial Statements

              Consolidated Balance Sheet (Unaudited) at
               June 30, 2003                                                   3

              Consolidated Statements of Earnings (Unaudited)
               for the Three Months and the Six Months Ended
               June 30, 2003 and 2002                                          4

              Consolidated Statements of Comprehensive Income
               (Unaudited) for the Three Months and the Six Months Ended
               June 30, 2003 and 2002                                          5

              Consolidated Statements of Cash Flows (Unaudited)
               for the Six Months Ended June 30, 2003 and 2002                 6

              Notes to Consolidated Financial Statements (Unaudited)           7

   Item  2.   Management's Discussion and Analysis or Plan of Operation        9

   Item  3.   Controls and Procedures                                         11

PART  II.     OTHER INFORMATION

   Item  1.   Legal Proceedings                                               12

   Item  2.   Changes in Securities and Use of Proceeds                       12

   Item  3.   Defaults Upon Senior Securities                                 12

   Item  4.   Submission of Matters to a Vote of Security Holders             12

   Item  5.   Other Information                                               12

   Item  6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                    13

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           Consolidated Balance Sheet

                                  June 30, 2003
                                   (Unaudited)
Cash and due from banks                                      $ 2,548,509
Interest-bearing deposits in banks                               354,653
Federal funds sold                                             2,800,000
                                                             ------------
        Cash and cash equivalents                              5,703,162

Investment securities available for sale                      25,304,627
Other investments                                                812,025

Loans                                                         62,762,319
 Less:  Allowance for loan losses                                780,278
                                                             ------------
        Loans, net                                            61,982,041

Premises and equipment, net                                    2,286,592
Accrued interest receivable and other assets                   1,896,150
                                                             ------------
                                                             $97,984,597
                                                             ============
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits:
  Noninterest-bearing                                        $ 5,120,076
  Interest-bearing                                            78,205,303
                                                             ------------
       Total deposits                                         83,325,379

Other borrowings                                               2,000,000
Securities sold under repurchase agreements                    3,316,137
Accrued interest payable and other liabilities                   334,282
                                                             ------------
       Total liabilities                                      88,975,798
                                                             ------------
Stockholders' equity:
 Preferred stock, no par value; authorized 2,000,000 shares;
  None issued and outstanding                                          -
 Common stock, no par value; authorized 10,000,000 shares;
  912,167 shares issued and outstanding                        9,417,401
Accumulated deficit                                             (584,660)
Accumulated other comprehensive income                           176,058
                                                             ------------
       Total stockholders' equity                              9,008,799
                                                             ------------
                                                             $97,984,597
                                                             ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                              NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                     Consolidated Statements of Earnings

                    For the Three Months and the Six Months Ended June 30, 2003 and 2002
                                                 (Unaudited)

                                                                   Three Months             Six Months
                                                                  Ended June 30           Ended June 30
                                                               2003          2002        2003        2002
                                                           -------------  ----------  ----------  ----------
Interest income:
 Interest and fees on loans                                $    939,756     762,654   1,803,578   1,483,605
 Interest on investment securities                              199,422     364,151     407,087     704,167
 Interest on federal funds sold                                   2,194       7,680      13,471      12,121
 Interest on deposits with other banks                              684       1,010       1,620       1,070
                                                           -------------  ----------  ----------  ----------
       Total interest income                                  1,142,056   1,135,495   2,225,756   2,200,963
                                                           -------------  ----------  ----------  ----------
Interest expense:
 Deposits                                                       384,144     406,071     744,416     822,865
 Other borrowings                                                13,295      28,549      25,988      37,168
 Securities sold under repurchase agreements                     12,965           -      30,386           -
                                                           -------------  ----------  ----------  ----------
       Total interest expense                                   410,404     434,620     800,790     860,033
                                                           -------------  ----------  ----------  ----------
       Net interest income                                      731,652     700,875   1,424,966   1,340,930
Provision for loan losses                                       100,000      45,000     130,000      75,000
                                                           -------------  ----------  ----------  ----------
       Net interest income after provision for loan losses      631,652     655,875   1,294,966   1,265,930
                                                           -------------  ----------  ----------  ----------
Other operating income:
 Service charges on deposit accounts                             76,024      70,647     153,313     129,994
 Gain on sales of investment securities available for sale       69,458           -     229,194           -
 Other operating income                                          83,349      36,363     145,707      90,485
                                                           -------------  ----------  ----------  ----------
       Total other income                                       228,831     107,010     528,214     220,479
                                                           -------------  ----------  ----------  ----------
Other operating expense:
 Salaries and employee benefits                                 376,559     291,450     712,482     592,634
 Equipment and occupancy expense                                 92,024      85,809     180,519     167,274
 Capitalized loan origination costs                             (62,180)    (47,859)   (113,270)    (92,902)
 Other operating expense                                        252,659     231,897     495,078     438,807
                                                           -------------  ----------  ----------  ----------
       Total other operating expense                            659,062     561,297   1,274,809   1,105,813
                                                           -------------  ----------  ----------  ----------
       Earnings before income taxes                             201,421     201,588     548,371     380,596
Income tax benefit                                              355,029           -     355,029           -
                                                           -------------  ----------  ----------  ----------
       Net earnings                                        $    556,450     201,588     903,400     380,596
                                                           =============  ==========  ==========  ==========
Basic earnings per share                                   $        .61         .22         .99         .42
                                                           =============  ==========  ==========  ==========
Diluted earnings per share                                 $        .59         .22         .97         .41
                                                           =============  ==========  ==========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                 Consolidated Statements of Comprehensive Income

                         For the Three Months and the Six Months Ended June 30, 2003 and 2002
                                                     (Unaudited)

                                                                              Three Months        Six Months
                                                                             Ended June 30       Ended June 30
                                                                            2003      2002      2003      2002
                                                                         ----------  -------  ---------  -------
Net earnings                                                             $ 556,450   201,588   903,400   380,596
Other comprehensive income (loss), net of tax:
 Unrealized holding gains on investment securities available for sale      120,236   654,345    26,154   288,691
 Reclassification adjustment for gains on investment securities
   available for sale                                                      (69,458)        -  (229,194)        -
                                                                         ----------  -------  ---------  -------
       Total other comprehensive income (loss), before tax                  50,778   654,345  (203,040)  288,691
                                                                         ----------  -------  ---------  -------
Income taxes related to other comprehensive income:
 Unrealized holding gains on investment securities available for sale     (134,300)        -  (195,000)        -
 Reclassification adjustment for gains on investment securities
   available for sale                                                       26,394         -    87,094         -
                                                                         ----------  -------  ---------  -------
       Total income taxes related to other comprehensive income (loss)    (107,906)        -  (107,906)        -
                                                                         ----------  -------  ---------  -------
       Total other comprehensive income (loss), net of tax                 (57,128)  654,345  (310,946)  288,691
                                                                         ----------  -------  ---------  -------
       Comprehensive income                                              $ 499,322   855,933   592,454   669,287
                                                                         ==========  =======  =========  =======

See accompanying notes to unaudited consolidated financial statements.

                                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                     Consolidated Statements of Cash Flows

                                 For the Six Months Ended June 30, 2003 and 2002
                                                  (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         2003          2002
                                                                                     -------------  -----------
Cash flows from operating activities:
 Net earnings                                                                        $    903,400      380,596
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Provision for loan losses                                                               130,000       75,000
  Deferred income tax benefit                                                            (355,029)           -
  Depreciation, amortization and accretion, net                                           167,108      106,766
  Gain on sale of investment securities                                                  (229,194)           -
Change in:
  Accrued interest receivable and other assets                                            (24,819)     (71,352)
  Accrued interest payable and other liabilities                                          117,402       (1,031)
                                                                                     -------------  -----------
     Net cash provided by operating activities                                            708,868      489,979
                                                                                     -------------  -----------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                       8,418,449            -
  Proceeds from maturities and paydowns of investment securities available for sale    11,344,555   12,898,723
  Purchases of investment securities available for sale                               (22,130,366)  (9,562,866)
  Purchases of other investments                                                         (190,600)     (41,500)
  Net change in loans                                                                 (11,951,743)  (5,209,526)
  Purchases of premises and equipment                                                    (483,378)     (30,216)
  Proceeds from sales of other real estate                                                 19,600            -
                                                                                     -------------  -----------
     Net cash used by investing activities                                            (14,973,483)  (1,945,385)
                                                                                     -------------  -----------
Cash flows from financing activities:
  Net change in deposits                                                               17,275,451    3,218,925
  Net change in securities sold under repurchase agreements                              (913,998)   5,096,109
  Net proceeds from sale of common stock                                                        -       12,000
                                                                                     -------------  -----------
     Net cash provided by financing activities                                         16,361,453    8,327,034
                                                                                     -------------  -----------
     Net change in cash and cash equivalents                                            2,096,838    6,871,628
Cash and cash equivalents at beginning of period                                        3,606,324    1,545,188
                                                                                     -------------  -----------
Cash and cash equivalents at end of period                                           $  5,703,162    8,416,816
                                                                                     =============  ===========
Supplemental disclosures of cash flow information:
  Change in unrealized (loss) gain on securities available for sale                  $   (203,040)     288,691
  Loans transferred to other real estate owned                                       $    240,704            -
  Financed sales of other real estate owned                                          $    176,991            -

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

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results expected for the entire year. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

(2)  Cash and Cash Equivalents
     -------------------------
     For purposes of reporting cash flows, the Company changed its definition of cash and cash equivalents to include cash and due from banks, interest-bearing deposits in banks and federal funds sold.

(3)  Income  Taxes
     -------------
     The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

(4)  Earnings  Per  Share
     --------------------
     Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic and diluted earnings per share for the six months ended June 30, 2003 and 2002 are as follows:

                       NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                     Notes to Consolidated Financial Statements, continued
                                          (Unaudited)

(4)  Earnings  Per  Share,  continued

                                        For the three months          For the six months
                                            Ended June 30,               Ended June 30,
                                    ----------------------------  ----------------------------
                                                          Per                           Per
                                       Net     Common    Share       Net     Common    Share
FOR THE PERIOD ENDED JUNE 30, 2003  Earnings   Shares    Amount   Earnings   Shares    Amount
----------------------------------  ---------  -------  --------  ---------  -------  --------

Earnings per common share           $ 556,450  912,167  $   .61   $ 903,400  912,167  $   .99
Effect of dilutive stock options            -   23,872     (.02)          -   23,872     (.02)
                                    ---------  -------  --------  ---------  -------  --------
Diluted earnings per common share   $ 556,450  936,039  $   .59   $ 903,400  936,039  $   .97
                                    =========  =======  ========  =========  =======  ========

FOR THE PERIOD ENDED JUNE 30, 2002
----------------------------------
Earnings per common share           $ 201,588  912,167  $   .22   $ 380,596  912,151  $   .42
Effect of dilutive stock options            -   12,505        -           -   12,505     (.01)
                                    ---------  -------  --------  ---------  -------  --------
Diluted earnings per common share   $ 201,588  924,672  $   .22   $ 380,596  924,656  $   .41
                                    =========  =======  ========  =========  =======  ========

(5)  Stock  Based  Compensation
     --------------------------
     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have reflected the proforma amounts below:

                                                      For the three months     For the six months
                                                         Ended June 30,          Ended June 30,
                                                    -----------------------  ------------------
                                                        2003         2002      2003      2002
                                                    -------------  --------  --------  --------
Net earnings, as reported                           $    556,450   201,588   903,400   380,596
Proforma stock-based compensation cost adjustments
associated with previous grants vesting and
cancellations, net of tax                                (14,495)  (21,088)  (26,124)  (21,088)
                                                    -------------  --------  --------  --------
Proforma net earnings                               $    541,955   180,500   877,276   359,508
                                                    =============  ========  ========  ========
Basic earnings per share, as reported               $        .61       .22       .99       .42
Proforma stock-based compensation cost adjustments
associated with previous grants vesting and
cancellations, net of tax                                   (.02)     (.02)     (.03)     (.03)
                                                    -------------  --------  --------  --------
Basic proforma earnings, per share                  $        .59       .20       .96       .39
                                                    =============  ========  ========  ========
Diluted earnings per share, as reported             $        .59       .22       .97       .41
Proforma stock-based compensation cost adjustments
associated with previous grants vesting and
cancellations, net of tax                                   (.01)     (.02)     (.03)     (.02)
                                                    -------------  --------  --------  --------
Diluted proforma earnings, per share                $        .58       .20       .94       .39
                                                    =============  ========  ========  ========

Item  2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       For the Six Months in the Periods Ended
                                June 30, 2003 and 2002

FORWARD-LOOKING  STATEMENT

This discussion may contain forward-looking statements that involve risks and uncertainties. Although we believe the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of the financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company's credit customers; all of which are difficult to predict and which may be beyond the control of the Company. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL  CONDITION

Total  assets  at  June  30, 2003, were $98 million representing a $17.2 million
(21.2%) increase from December 31, 2002. Deposits increased $17.3 million (26.2%) from December 31, 2002. Gross loans increased $11.9 million (23.3%). The allowance for loan losses at June 30, 2003, totaled $780 thousand, representing 1.2% of total loans compared to the December 31, 2002, total of $675 thousand
1.3% of total loans. Cash and cash equivalents increased $2.1 million from December 31, 2002.

The Bank did not have any non-performing loans at June 30, 2003. Nonperforming loans at December 31, 2002 totaled $213,053. The Bank transferred $192,704 of these loans to other real estate and subsequently sold the properties. No gains or losses were realized on the sales.

During the period ended June 30, 2003, the Company acquired land for future use branch expansion at a cost of approximately $400,000.

RESULTS  OF  OPERATIONS

Net earnings for the six months ended June 30, 2003, were $903,400 or $.97 per diluted share, compared to $380,596, or $.41 per diluted share, for the same period in 2002. Net earnings for the three months ended June 30, 2003, increased $354,862 or 176%, compared to the same period in 2002.

For the six months ended June 30, 2003, the Bank's yield on earning assets was 5.64% while the cost of interest bearing liabilities was 2.20%. While net interest spread was 3.44%, net interest margin was 3.64%, a decrease of 39 basis points as compared to the same period in the prior year. Net interest margin decreased slightly resulting from the reduced rate environment. Net interest income in the aggregate increased $84,036 for the six months ended June 30, 2003, over the same period for 2002 primarily due to the increase in loans. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

The provision for loan losses at June 30, 2003 was $130,000 as compared to $75,000 in the same period in 2002, an increase of $55,000. The increase in the provision for loan losses is primarily due to the loan growth. Based upon an evaluation of the loan portfolio, the Company believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible.

Other income increased $307,735 for the six months ended June 30, 2003, compared to the same period for 2002. The increase is primarily due to gains on the sales of investment securities available for sale of $229,194. Investment securities were sold to fund the Bank's loan growth. In addition, service charges on deposit accounts increased $23,319 as a result of an increase in the number of deposit accounts.

Other expense increased $168,996 for the six months ended June 30, 2003, compared to the same period for 2002. The increase is primarily attributable to an increase in salaries and benefits of $119,848 and an increase in other operating expenses of $56,271. The increase in salaries and employee benefits is due to general salary increases and the addition of a senior commercial lender and a consumer lender. The increase in other operating expenses is primarily attributable to increases in legal fees of $31,000, accounting fees of $13,000, and purchasing of printing supplies of $13,000.

The Bank had no income tax expense or benefit for the period ended June 30, 2002, as net operating losses were incurred and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future taxable income. The Bank reversed the deferred tax valuation allowance outstanding at December 31, 2002 of $575,000 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carry forwards. For the six months ended June 30, 2003, the Company provided $220,000 for income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES
As of June 30, 2003, the liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 35%. The Company will continue to monitor liquidity and make adjustments as deemed necessary.

Capital ratios at June 30, 2003, were adequate based on regulatory minimum capital requirements. The capital ratios of the consolidated company approximate those of the Bank. The following tables present the Bank's regulatory capital position at June 30, 2003.

RISK-BASED CAPITAL RATIOS
-------------------------
  Tier 1 Capital, Actual                                        12.36%
  Tier 1 Capital minimum requirement                             4.00%
                                                                ------
    Excess                                                       8.36%
                                                                ======

  Total Capital, Actual                                         13.49%
  Total Capital minimum requirement                              8.00%
                                                                ------
    Excess                                                       5.49%
                                                                ======
LEVERAGE RATIO
--------------
  Tier 1 Capital to average total assets, ("Leverage Ratio")     9.70%
  Minimum leverage requirement                                   4.00%
                                                                ------
    Excess                                                       5.70%
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

Item  3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART  II.  OTHER  INFORMATION

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



Item  1.  Legal  Proceedings
          ------------------

          None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------

          None

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------

          None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

          (a) The annual meeting of the stockholders of the Company was held on May 15, 2003.
          (b) The following directors were elected at the meeting to serve for a one-year term:

               David J. Lance
               Thomas M. Kinnamon
               Ernest M. Acree
               Jim Griffin

          The shares represented at the meeting - 649,054 or 71% voted as follows:

                                                            Item  (b)
                                                        Number  of  Shares
                                                        ------------------
          For                                                 648,720
          Withheld  authority                                     334
          Against                                                  --
                                                              -------
                                                              649,054
                                                              =======
Item  5.  Other  Information
          ------------------

          None

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          a)   Exhibits - The following exhibits are filed with this report.
               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
               32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                         NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



                         By:  /s/David  J.  Lance
                              -------------------
                              David  J.  Lance
                              (Principal  Executive  Officer)


                         Date:  August  13,  2003
                                -----------------


                         By:  /s/Rhonda  C.  Massengill
                              -------------------------
                              Rhonda  C.  Massengill
                              (Principal  Financial  and  Accounting  Officer)


                         Date:  August  13,  2003
                                -----------------