Form 10QSB
period 2003-09-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2003-11-14
CIK 1111740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-34908
                                               ---------




                North Georgia Community Financial Partners, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                  58-2585603
      ------------------------            ------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                              350 W. Belmont Drive
                            Calhoun,  Georgia  30701
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

                   Common stock, no par value; 912,167 shares
                      outstanding as of November 14, 2003.


                         NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                              INDEX


                                                   Page No.
                  ---------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet (Unaudited) at September 30, 2003                  3

                  Consolidated Statements of Earnings (Unaudited) for the Three
                  Months and the Nine Months Ended September 30, 2003 and 2002                  4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  for the Three Months and the Nine Months Ended September 30, 2003 and 2002    5

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine
                  Months Ended September 30, 2003 and 2002                                      6

                  Notes to Consolidated Financial Statements (Unaudited)                        7

         Item 2.  Management's Discussion and Analysis or Plan of Operation                     9

         Item 3.  Controls and Procedures                                                      11

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            12

         Item 2.  Changes in Securities and Use of Proceeds                                    12

         Item 3.  Defaults Upon Senior Securities                                              12

         Item 4.  Submission of Matters to a Vote of Security Holders                          12

         Item 5.  Other Information                                                            12

         Item 6.  Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                                     13

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)


Cash and due from banks                                       $  2,543,827
Interest-bearing deposits in banks                                  13,558
Federal funds sold                                               1,500,000
                                                              -------------
     Cash and cash equivalents                                   4,057,385
Investment securities available for sale                        26,515,439
Other investments                                                  812,025
Loans                                                           67,838,384
  Less:   Allowance for loan losses                                896,072
                                                              -------------
     Loans, net                                                 66,942,312
Premises and equipment, net                                      2,337,806
Accrued interest receivable and other assets                     2,104,746
                                                              -------------
                                                              $102,769,713
                                                              =============
             Liabilities and Stockholders' Equity
------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                       $  5,318,610
    Interest-bearing                                            81,103,283
                                                              -------------
      Total deposits                                            86,421,893
                                                              -------------
Other borrowings                                                 5,000,000
Securities sold under repurchase agreements                      2,119,923
Accrued interest payable and other liabilities                     334,322
                                                              -------------
      Total liabilities                                         93,876,138
                                                              -------------
Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
    None issued and outstanding                                          -
  Common stock, no par value; authorized 10,000,000 shares;
  912,167 shares issued and outstanding                          9,417,401
Accumulated deficit                                               (502,824)
Accumulated other comprehensive income (loss)                      (21,002)
                                                              -------------
      Total stockholders' equity                                 8,893,575
                                                              -------------
                                                              $102,769,713
                                                              =============


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                                       Consolidated Statements of Earnings
                    For the Three Months and the Nine Months Ended September 30, 2003 and 2002
                                                   (Unaudited)

                                                                     Three Months              Nine Months
                                                                        Ended                     Ended
                                                                  2003            2002        2003        2002
                                                            -----------------  ----------  ----------  ----------
Interest income:
  Interest and fees on loans                                $      1,009,386     796,347   2,812,964   2,279,952
  Interest on investment securities                                  152,804     268,785     559,890     972,952
  Interest on federal funds sold                                       3,200      14,605      16,671      26,726
  Interest on deposits with other banks                                1,537          64       3,158         184
                                                            -----------------  ----------  ----------  ----------
    Total interest income                                          1,166,927   1,079,801   3,392,683   3,279,814
                                                            -----------------  ----------  ----------  ----------
Interest expense:
  Deposits                                                           412,210     403,562   1,156,626   1,225,477
  Other borrowings                                                    14,400      25,819      40,388      62,987
  Securities sold under repurchase agreements                          7,595           -      37,981           -
                                                            -----------------  ----------  ----------  ----------
    Total interest expense                                           434,205     429,381   1,234,995   1,288,464
                                                            -----------------  ----------  ----------  ----------
    Net interest income                                              732,722     650,420   2,157,688   1,991,350
Provision for loan losses                                            125,000      30,000     255,000     105,000
                                                            -----------------  ----------  ----------  ----------
    Net interest income after provision for loan losses              607,722     620,420   1,902,688   1,886,350
                                                            -----------------  ----------  ----------  ----------
Other operating income:
  Service charges on deposit accounts                                102,247      68,878     255,560     198,872
  Gain on sales of investment securities available for sale           26,760           -     255,954           -
  Other operating income                                              91,410      66,101     237,117     156,586
                                                            -----------------  ----------  ----------  ----------
    Total other income                                               220,417     134,979     748,631     355,458
                                                            -----------------  ----------  ----------  ----------
Other operating expense:
  Salaries and employee benefits                                     384,939     295,714   1,097,421     888,348
  Equipment and occupancy expense                                     91,507      86,316     272,026     253,590
  Capitalized loan origination costs                                 (45,279)    (36,652)   (158,549)   (129,554)
  Other operating expense                                            265,558     230,617     760,636     669,424
                                                            -----------------  ----------  ----------  ----------
    Total other operating expense                                    696,725     575,995   1,971,534   1,681,808
                                                            -----------------  ----------  ----------  ----------
    Earnings before income taxes                                     131,414     179,404     679,785     560,000
Income tax expense (benefit)                                          49,578           -    (305,451)          -
                                                            -----------------  ----------  ----------  ----------
    Net earnings                                            $         81,836     179,404     985,236     560,000
                                                            =================  ==========  ==========  ==========
Basic earnings per share                                    $            .09         .20        1.08         .61
                                                            =================  ==========  ==========  ==========
Diluted earnings per share                                  $            .09         .19        1.05         .61
                                                            =================  ==========  ==========  ==========
Dividends per share                                         $              -           -           -           -
                                                            =================  ==========  ==========  ==========


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                         NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                                         Consolidated Statements of Comprehensive Income
                            For the Three Months and the Nine Months Ended September 30, 2003 and 2002
                                                           (Unaudited)




                                                                                       Three Months             Nine Months
                                                                                           Ended                   Ended
                                                                                     2003          2002        2003       2002
                                                                                --------------  -----------  ---------  ---------
Net earnings                                                                    $      81,836       179,404   985,236     560,000
Other comprehensive income (loss), net of tax:

  Unrealized holding (losses) gains on investment securities                         (291,078)      288,075  (264,924)    576,766
   available for sale
  Reclassification adjustment for gains on investment securities
   available for sale                                                                 (26,760)            -  (255,954)          -
                                                                                --------------  -----------  ---------  ---------
    Total other comprehensive (loss) income, before tax                              (317,838)      288,075  (520,878)    576,766
                                                                                --------------  -----------  ---------  ---------
Income taxes related to other comprehensive income (loss):

  Unrealized holding gains on investment securities available for sale                110,609             -   (84,390)          -
  Reclassification adjustment for gains on investment securities
   available for sale                                                                  10,169             -    97,262           -
                                                                                --------------  -----------  ---------  ---------

    Total income taxes related to other comprehensive income (loss)                   120,778             -    12,872           -
                                                                                --------------  -----------  ---------  ---------
    Total other comprehensive (loss) income, net of tax                              (197,060)      288,075  (508,006)    576,766
                                                                                --------------  -----------  ---------  ---------
    Comprehensive (loss) income                                                 $    (115,224)      467,479   477,230   1,136,766
                                                                                ==============  ===========  =========  =========


     See accompanying notes to unaudited consolidated financial statements.

                                 NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                                       Consolidated Statements of Cash Flows
                               For the Nine Months Ended September 30, 2003 and 2002
                                                    (Unaudited)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                            2003          2002
                                                                                       --------------  -----------
Cash flows from operating activities:
  Net earnings                                                                         $     985,236      560,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                                255,000      105,000
    Deferred income tax benefit                                                             (305,451)           -
    Depreciation, amortization and accretion, net                                            317,011      161,977
    Gain on sale of investment securities                                                   (255,954)           -
  Change in:
    Accrued interest receivable and other assets                                             (82,593)     (84,086)
    Accrued interest payable and other liabilities                                           117,442       42,662
                                                                                       --------------  -----------
      Net cash provided by operating activities                                            1,030,691      785,553
                                                                                       --------------  -----------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                          8,445,208            -
  Proceeds from maturities and paydowns of investment securities available for sale       14,744,816   14,666,049
  Purchases of investment securities available for sale                                  (27,153,960)  (9,562,865)
  Purchases of other investments                                                            (190,600)     (41,500)
  Net change in loans                                                                    (17,113,005)  (7,540,297)
  Purchases of premises and equipment                                                       (593,442)     (56,041)
  Proceeds from sales of other real estate                                                    19,600            -
                                                                                       --------------  -----------
      Net cash used by investing activities                                              (21,841,383)  (2,534,654)
                                                                                       --------------  -----------
Cash flows from financing activities:
  Net change in deposits                                                                  20,371,965     (604,544)
  Net change in securities sold under repurchase agreements                               (2,110,212)   3,990,097
  Proceeds from Federal Home Loan Bank advances                                            3,000,000            -
  Net proceeds from sale of common stock                                                           -       12,000
                                                                                       --------------  -----------
      Net cash provided by financing activities                                           21,261,753    3,397,553
                                                                                       --------------  -----------
      Net change in cash and cash equivalents                                                451,061    1,648,452
Cash and cash equivalents at beginning of period                                           3,606,324    1,545,188
                                                                                       --------------  -----------
Cash and cash equivalents at end of period                                             $   4,057,385    3,193,640
                                                                                       ==============  ===========
Supplemental disclosures of cash flow information:
  Change in unrealized (loss) gain on securities available for sale                    $    (520,878)     576,766
  Loans transferred to other real estate owned                                         $     316,695            -
  Financed sales of other real estate owned                                            $     176,991            -


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

     The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services.

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

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results expected for the entire year. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

(2)  Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, the Company changed its definition of cash and cash equivalents to include cash and due from banks, interest-bearing deposits in banks and federal funds sold.

(3)  Income Taxes
     ------------

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

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

(4)  Earnings Per Share
     ------------------

     Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002 are as follows:

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   (Unaudited)

(4)     Earnings  Per  Share,  continued

                                      For the three months          For the nine months
                                       Ended September 30,          Ended September 30,
                                   ----------------------------  ----------------------------
                                                         Per                           Per
                                      Net     Common    Share       Net     Common    Share
2003                               Earnings   Shares    Amount   Earnings   Shares    Amount
---------------------------------  ---------  -------  --------  ---------  -------  --------
Earnings per common share          $  81,836  912,167  $   .09   $ 985,236  912,167  $  1.08
Effect of dilutive stock options           -   21,717        -           -   21,717     (.03)
                                   ---------  -------  --------  ---------  -------  --------
Diluted earnings per common share  $  81,836  933,884  $   .09   $ 985,236  933,884  $  1.05
                                   =========  =======  ========  =========  =======  ========
2002
---------------------------------
Earnings per common share          $ 179,404  912,167  $   .20   $ 560,000  912,156  $   .61
Effect of dilutive stock options           -   12,222     (.01)          -   12,222        -
                                   ---------  -------  --------  ---------  -------  --------
Diluted earnings per common share  $ 179,404  924,389  $   .19   $ 560,000  924,378  $   .61
                                   =========  =======  ========  =========  =======  ========


(5)  Stock Based Compensation
     ------------------------

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

                                                     For the three months   For the nine months
                                                     Ended September 30,    Ended September 30,
                                                    ----------------------  -------------------
                                                        2003        2002      2003       2002
                                                    -------------  -------  ---------  --------
Net earnings, as reported                           $      81,836  179,404  9985,236   560,000
Proforma stock-based compensation cost adjustments
  associated with previous grants vesting and
  cancellations, net of tax                                     -        -   (26,124)  (21,088)
                                                    -------------  -------  ---------  --------
Proforma net earnings                               $      81,836  179,404   959,112   538,912
                                                    =============  =======  =========  ========
Basic earnings per share, as reported               $         .09      .20      1.08       .61
Proforma stock-based compensation cost adjustments
  associated with previous grants vesting and
  cancellations, net of tax                                     -        -      (.03)     (.02)
                                                    -------------  -------  ---------  --------
Basic proforma earnings, per share                  $         .09      .20      1.05       .59
                                                    =============  =======  =========  ========
Diluted earnings per share, as reported             $         .09      .19      1.05       .61
Proforma stock-based compensation cost adjustments
  associated with previous grants vesting and
  cancellations, net of tax                                     -        -      (.02)     (.03)
                                                    -------------  -------  ---------  --------
Diluted proforma earnings, per share                $         .09      .19      1.03       .58
                                                    =============  =======  =========  ========

Item  2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       For the Nine Months in the Periods Ended
                             September 30, 2003 and 2002

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

FINANCIAL  CONDITION

Total assets at September 30, 2003, were approximately $103 million representing a $21.9 million (27.0%) increase from December 31, 2002. Deposits increased $20.4 million (30.8%) from December 31, 2002. Gross loans increased $16.9 million (33.3%). The allowance for loan losses at September 30, 2003, totaled $896 thousand, representing 1.32% of total loans compared to the December 31, 2002, total of $675 thousand 1.3% of total loans. Cash and cash equivalents increased $451 thousand from December 31, 2002.

The Bank had $335,138 in non-performing loans at September 30, 2003. Nonperforming loans at December 31, 2002 totaled $213,053. During 2003, the Bank transferred $316,695 from loans to other real estate and subsequently sold two properties for $196,591. No gains or losses were realized on the sales. The Bank has $123,991 in other real estate at September 30, 2003. The Bank did not have any other real estate at September 30, 2002.

During the second quarter of 2003, the Company acquired land for future use branch expansion at a cost of approximately $400,000.

During the period ended September 30, 2003, the Bank obtained $3 million in Federal Home Loan Bank advances to fund loan growth.

RESULTS  OF  OPERATIONS

Net earnings for the nine months ended September 30, 2002, were $985,236 or $1.05 per diluted share, compared to $560,000, or $.61 per diluted share, for the same period in 2002. Net earnings for the three months ended September 30, 2003, decreased $97,568 or 54.4%, compared to the same period in 2002.

For the nine months ended September 30, 2003, the Bank's yield on earning assets was 5.69% while the cost of interest bearing liabilities was 2.22%. While net interest spread was 3.47%, net interest margin was 3.71%, a decrease of 14 basis points as compared to the same period in the prior year. Net interest margin decreased slightly resulting from the reduced rate environment. Net interest income in the aggregate increased $166,338 for the nine months ended September 30, 2003, over the same period for the 2002, primarily due to the increase in loans. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

The provision for loan losses at September 30, 2003 was $255,000 as compared to $105,000 in the same period in 2002, an increase of $150,000. The increase in the provision for loan losses is primarily due to loan growth. Based upon an evaluation of the loan portfolio, the Company believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible, but there can be no assurance that this will be the case.

Other income increased $393,173 for the nine months ended September 30, 2003, compared to the same period for 2002. The increase is primarily due to gains on the sales of investment securities available for sale of $255,954. Investment securities were sold to fund the Bank's loan growth. In addition, service charges on deposit accounts increased $56,688 as a result of an increase in the number of deposit accounts. The remaining increase is primarily due to increased volume of mortgage origination fees.

Other expense increased $289,726 for the nine months ended September 30, 2003, compared to the same period for 2002. The increase is primarily attributable to an increase in salaries and benefits of $209,073. The increase in salaries and employee benefits is due to general salary increases and the addition of a senior commercial lender and a consumer lender. The remainder of the increase is due to increases in other operating expenses including legal fees of $36,000, accounting fees of $20,000, printing supplies of $13,000, and software licensing fees of approximately $20,000.

The Bank had no income tax expense or benefit for the period ended September 30, 2002, as net operating losses were incurred and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future taxable income. The Bank reversed the deferred tax valuation allowance outstanding at December 31, 2002 of $575,000 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carry forwards. For the nine months ended September 30, 2003, the Company provided $270,000 for income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, the liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 33%. The Company will continue to monitor liquidity and make adjustments as deemed necessary.

Capital ratios at September 30, 2003, were adequate based on regulatory minimum capital requirements. The capital ratios of the consolidated company approximate those of the Bank. The following tables present the Bank's regulatory capital position at September 30, 2003.

     RISK-BASED CAPITAL RATIOS
     -------------------------
          Tier 1 Capital, Actual                                      11.51%
          Tier 1 Capital minimum requirement                           4.00%
                                                                      ------
               Excess                                                  7.51%
                                                                      ======

          Total Capital, Actual                                       12.72%
          Total Capital minimum requirement                            8.00%
                                                                      ------
               Excess                                                  4.72%
                                                                      ======
     LEVERAGE RATIO
     --------------
          Tier 1 Capital to average total assets, ("Leverage Ratio")   8.66%
          Minimum leverage requirement                                 4.00%
                                                                      ------
               Excess                                                  4.66%
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

Item  3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

               31.1 Certification  of  Chief  Executive Officer pursuant to Rule
                    15d-14(a)  of  the  Securities  and  Exchange  Act.

               31.2 Certification  of  Chief  Financial Officer pursuant to Rule
                    15d-14(a)  of  the  Securities  and  Exchange  Act.

                 32 Certification  pursuant  to Rule 15d-14(b) of the Securities and  Exchange  Act.

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

                               NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



                               By:  /s/David  J.  Lance
                                    -------------------
                                    David  J.  Lance
                                    (Principal  Executive  Officer)



                               Date:  November  14,  2003
                                      -------------------



                               By:  /s/Rhonda  C.  Massengill
                                    -------------------------
                                    Rhonda  C.  Massengill
                                    (Principal Financial and Accounting Officer)


                               Date:  November  14,  2003
                                      -------------------