Form 10KSB
period 2003-12-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2004-03-30
CIK 1111740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number 333-34908
                            ---------


                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                 GEORGIA                                   58-2585603
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  350 WEST BELMONT DRIVE, CALHOUN, GEORGIA                    30701
------------------------------------------------           ----------
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

State issuer's revenues for its most recent fiscal year:  $5,599,612
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $8,084,538 as of March 10, 2004, based on 577,467 shares at $14.00 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 912,167 as of March 10, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I                                                                        1

ITEM 1    DESCRIPTION OF BUSINESS                                             1

ITEM 2    DESCRIPTION OF PROPERTIES                                          12

ITEM 3    LEGAL PROCEEDINGS                                                  13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

PART II                                                                      13

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
          PURCHASES OF EQUITY SECURITIES                                     13

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                13

ITEM 7    FINANCIAL STATEMENTS                                               13

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                14

ITEM 8A   CONTROLS AND PROCEDURES                                            14

PART III                                                                     14

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 14

ITEM 10   EXECUTIVE COMPENSATION                                             16

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         17

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     19

ITEM 13   EXHIBITS, LISTS AND REPORTS ON FORM 8-K                            19

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             20

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

     All forward-looking statements attributable to the Company and the Bank are expressly qualified in their entirety by this cautionary notice. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Gordon County. As of June 30, 2003, seven other commercial banks operate in the Bank's primary market with a total of 10 offices. Generally, these banks offer the same or similar products and services as North Georgia National, and may have greater financial resources than are now available to the Company or the Bank. The Bank's largest competitors are Georgia Bank and Trust and BB&T, which, combined, hold approximately 66% of the primary market area's total deposits.

LOAN PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of the following:

                    LOAN CLASSIFICATION        PERCENTAGE
                    -------------------        ----------

                    Real estate-related loans       71.5%

                    Commercial loans                22.4%

                    Consumer loans                   6.1%

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

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either: (1) 15% of the Bank's capital and surplus or
(2) 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provide an exception to the 15% limit for certain secured debt. The Bank has established an internal maximum loan limit equal to 75% of the lending limits described above; however, the Bank can make loans in excess of the internal limit upon approval of a majority of the Board of Directors. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

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

                                    EMPLOYEES

     At December 31, 2003, the Bank employed 27 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

NORTH GEORGIA NATIONAL

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank and are exempt from the requirements of GAFLA.

     The deposit operations of the Bank are subject to:

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 13.1% and our ratio of Tier 1 Capital to risk-weighted assets was 8.36%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 8.76%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "- North Georgia National-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs

     - for entities that furnish information to consumer reporting agencies (which would include the Bank, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) There is currently no established market for the Company's common stock, and the Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. As of March 10, 2004, the Company had approximately 411 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING  STATEMENTS

This discussion contains forward-looking statements that involve risks and uncertainties. Although North Georgia Community Financial Partners, Inc. believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where North Georgia National Bank operates); competition from other providers of financial services offered by North Georgia National Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of North Georgia National Bank's credit customers; all of which are difficult to predict and which may be beyond the control of North Georgia National Bank. North Georgia Community Financial Partners, Inc. undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

GENERAL
North Georgia Community Financial Partners, Inc., the "Company", was incorporated as a Georgia corporation on February 18, 2000. The Company became a bank holding company by acquiring all of the issued and outstanding common shares of North Georgia National Bank, the "Bank". The Bank began business in February of 1999 as a full-service commercial bank. The Bank is the only subsidiary of the Company. The Company is located in Calhoun (Gordon County), Georgia.

The Bank was most recently examined by its primary regulatory authority in of September 30, 2003. All recommendations by the regulatory authority that, in management's opinion, had material effects on North Georgia National Bank's liquidity, capital resources or operations were immediately implemented.

The following discussion describes our results of operations for 2003 as compared to 2002 (and 2002 compared to 2001) and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balance Sheet and Net Interest Analysis" table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Changes in Interest Income and Expense" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an "Interest Rate Gap Sensitivity" table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

EXECUTIVE  SUMMARY
In late 2004, the Company is expecting to open its first branch facility in Calhoun, Georgia. Management has estimated the costs of the future branch to be approximately $500,000 to $750,000. These costs associated with the new location may have an adverse effect on earnings for the first 12 to 18 months of operations.

The area of greatest uncertainty is the cost and impact of compliance with Sarbanes-Oxley Act of 2002. There are two areas of the Act that will impact our business in the near future. Compliance with Section 404 of the Sarbanes-Oxley Act requires the review and documentation of the controls within the organization, including: manual controls, computer controls, security controls, fraud programs, the financial reporting process and Audit Committee oversight. The project will require many of the Company's resources including management's time. The Company cannot quantify the costs with any accuracy, but based on recent industry surveys during the early part of 2004, even small companies are expecting costs in the tens of thousands of dollars.

RECENT  ACCOUNTING  PRONOUNCEMENTS
Accounting  standards  that  have  been  issued  or  proposed  by  the Financial
Accounting Standards Board (FASB) and other standard setting entities that do not require adoption until a future date are either not directly applicable at the present time or are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

CRITICAL  ACCOUNTING  POLICY
The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company, which are deemed "critical". In determining which accounting policies are "critical" in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on he Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied.

     ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

     The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probably credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, reviews of specific loan problems, concentrations and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

STATEMENTS  OF  EARNINGS  REVIEW
Net earnings were $1,133,789 in 2003, compared to $725,062 in 2002. Diluted earnings per share were $1.20 for 2003 compared to $.78 reported in 2002. Return on average assets and return on average stockholders' equity for 2003 was 1.24% and 12.98%, respectively compared with .95% and 9.38%, respectively, for 2002.

Net interest income increased by $308,983 or 11.5% in 2003 compared to $985,226 or 57.8% in 2002. Net interest income at December 31, 2003, was $2,997,702 compared to $2,688,719 in 2002. Net yield on interest earning assets (3.48% in 2003 and 3.77% in 2002) decreased by 29 basis points in 2003 from 2002, a direct result of interest rate cuts by the Federal Reserve in 2003. Net interest income in 2002 was $2,688,719 compared to $1,703,493 in 2001. Net yield on interest earning assets was 3.77% in 2002 and 3.14% in 2001.

The Bank's earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposits and other liabilities.

The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing noninterest-bearing deposits.

The net interest spread was 3.29% in 2003 and 3.51% in 2002, while the net interest margin was 3.48% in 2003 and 3.77% in 2002. The net interest margin has continued to decline over the past two years as market interest rates have fallen. As the competition matched market rates, pressure was placed on the established floor rate and it was lowered for all new credits in 2003. Although interest rates have stabilized, a slight further decline is possible as loans which contain a re-pricing provision are renegotiated. Management believes interest rates will remain stable or slightly increase in the foreseeable future, and if this is the case, the net interest margin will also stabilize. The Bank has continued to see an increase in net interest income, which was driven by volume increases in loans.

The following table shows, for the past two years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities.

TABLE 1
AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS
(in thousands)

                                                             For the Years Ended December 31
                                                ----------------------------------------------------------
                                                              2003                          2002
                                                ----------------------------------------------------------
                                                  Average              Yield/    Average            Yield/
                                                  Balance   Interest    Rate     Balance  Interest  Rate
                                                ----------  --------  --------  --------  --------  ------
Assets:
Interest earnings assets:
  Loans (including loan fees)                   $  60,311     3,881      6.43%    45,829     3,113   6.79%
  Investment securities                            23,470       772      3.29%    23,261     1,240   5.33%
  Interest bearing deposits with other banks          158         3      1.90%         -         -      -
  Federal funds sold                                2,112        21       .99%     2,310        35   1.51%
                                                ----------  --------            --------  --------
Total interest earning assets                      86,051     4,677      5.44%    71,400     4,388   6.15%
                                                            --------                      --------
Other non-interest earnings assets                  5,672                          5,032
                                                ----------                      --------
      Total assets                              $  91,723                         76,432
                                                ==========                      ========


Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand and savings         $  39,383       633      1.61%   41,124        888   2.16%
      Time                                         32,767       936      2.86%   18,730        719   3.84%
Other borrowings and securities sold
   under repurchase agreements                      5,906       111      1.88%    4,504         92   2.04%
                                                ----------  --------            --------  --------
    Total interest-bearing liabilities             78,056     1,680      2.15%   64,358      1,699   2.64%
                                                            --------  --------            --------  ------
Non-interest bearing deposits                       4,741                         4,135
Other liabilities                                     190                           212
Stockholders' equity                                8,736                         7,727
                                                ----------                      --------
      Total liabilities and stockholders'
       equity                                   $  91,723                        76,432
                                                ==========                      ========
Excess of interest-earning assets over
 interest-bearing liabilities                   $   7,995                         7,187
                                                ==========                      ========
Ratio of interest-earning assets to interest
 bearing liabilities                               110.24%                       110.94%
                                                ==========                      ========
Net interest income                                           2,997                          2,689
                                                            ========                      ========
Net interest spread                                                       3.29%                      3.51%
                                                                      =========                     ======
Net interest yield on interest earning assets                             3.48%                      3.77%
                                                                      =========                     ======

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

The  Company has no tax-exempt income, therefore all amounts are pre-tax yields.

Interest income on loans for the years end December 31, 2003 and 2002 includes loan fees in the amount of $99,865 and $35,000, respectively.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of interest earning assets and interest bearing liabilities and the rates earned and paid by the Company on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

TABLE  2
CHANGES IN INTEREST INCOME AND EXPENSE
(in  thousands)

                                                    Increase (decrease) due to changes in:
                                                   2003 over 2002           2002 over 2001
                                               -----------------------  ----------------------
                                               Volume   Rate    Total   Volume   Rate    Total
                                               ------  ------  -------  ------  -------  -----
Interest income on:
  Loans (including loan fees)                  $ 846     (78)     768     745     (574)   171
  Investment securities                           11    (479)    (468)    555     (105)   450
  Interest bearing deposits with other banks       -       3        3       -        -      -
  Federal funds sold                              (6)     (8)     (14)    (91)     (93)  (184)
                                               ------  ------  -------  ------  -------  -----
      Total interest earning assets              851    (562)     289   1,209     (772)   437
                                               ------  ------  -------  ------  -------  -----
Interest expense on:
  Deposits:
    Interest-bearing demand and savings          (36)   (219)    (255)    299     (703)  (404)
    Time                                         436    (219)     217     191     (412)  (221)
  Other borrowings and securities sold under
    repurchase agreements                         27      (8)      19      87      (10)    77
                                               ------  ------  -------  ------  -------  -----
      Total interest-bearing liabilities         427    (446)     (19)    577   (1,125)  (548)
                                               ------  ------  -------  ------  -------  -----
Increase (decrease) in net interest income     $ 424    (116)     308     632      353    985
                                               ======  ======  =======  ======  =======  =====

Other operating income in 2003 of $922,259 increased from 2002 by $414,021 or 81.5%. The increase was primarily due to a $90,930 increase in service charges on deposit accounts and a $255,954 increase in security gains. The increase in service charges on deposit accounts was due to the increase in the number of deposit accounts and the related service charge income associated with the accounts. The increase in security gains resulted from the Company selling securities in 2003 with gains. The Company did not sell any securities in 2002.

Other expenses increased in 2003 by $426,860 (18.4%) over the 2002 balance of $2,318,895. The increase is primarily attributable to an increase in salaries and employee benefits of $287,976. The increase in salaries and employee benefits is due to general salary increases and the addition of a commercial lender and a consumer lender. The remainder of the increase in other operating expenses is due to an increase in legal fees of $37,898, accounting fees of $37,641, printing supplies of $18,756 and data processing fees of $71,160. The increase in legal fees is primarily due to legal review of contracts. Accounting fees increased due to the Bank outsourcing its compliance reviews. Printing supply expense increased due to a system conversion during 2004 requiring new forms. Data processing fees increased as a result of a data processing system conversion and an increase in the items processed.

BALANCE  SHEET  REVIEW
During 2003, average total assets increased $15,291,000 (20.0%) over 2002. Average deposits increased $12,902,000 (20.2%) in 2003 over 2002. Average loans increased $14,482,000 (31.6%) in 2003 over 2002. In 2002, average total assets increased $17,900,000 (30.6%) over 2001. Average deposits increased $13,294,000 (26.2%) in 2002 over 2001. Average loans increased $10,142,000
(28.4%)  in  2002  over  2001.

Total assets at December 31, 2003, were $103,350,334, representing a $22,437,046 (27.7%) increase from December 31, 2002. Total deposits increased $21,522,341 (32.6%) from 2002 to 2003 while total gross loans increased $20,740,492 (40.7%) during 2003. Time deposits increased $19,711,956 from 2002 to 2003 while all other deposit accounts increased $1,810,385 in 2003. As the Bank continues to grow, loan demand has remained strong. Loan increases were funded principally with increases in deposit accounts, and to a lesser degree, Federal Home Loan Bank advances.

Total assets at December 31, 2002, were $80,913,288, representing a $10,182,170 (14.4%) increase from December 31, 2001. Total deposits increased $2,803,641 (4.4%) from 2001 to 2002 while total gross loans increased $10,285,212 (25.3%) during 2002. Time deposits increased $7,003,000 (44.4%) from 2001 to 2002 while all other deposit accounts decreased $4,199,359 in 2002. As the Bank continues to grow, loan demand has remained strong.

INVESTMENTS
The investment portfolio consists of debt securities and to a lesser extent equity securities, which provide the Bank with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

TABLE  3
INVESTMENT  PORTFOLIO
(in thousands)

The following table shows the carrying value of the Bank's securities, by security type, as of December 31, 2003 and 2002:

                                         2003      2002
                                       ---------  ------
United States treasuries and agencies  $  12,860   9,955
Mortgage-backed securities                11,365  10,149
Municipal securities                         100       -
Equity securities                              -   2,860
                                       ---------  ------
                                       $  24,325  22,964
                                       =========  ======
RESTRICTED EQUITY SECURITIES           $     833     621
                                       =========  ======

The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost at December 31, 2003. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 4
EXPECTED MATURITY OF SECURITIES
(in thousands)

                           United States   Mortgage-               Weighted
Maturities at             Treasuries and     Backed    Municipal   Average
December 31, 2003            Agencies      Securities  Securities   Yields
------------------------  ---------------  ----------  ----------  --------
After 1 through 5 years   $         8,124       7,142         100     2.77%
After 5 through 10 years            4,736       1,135           -     4.60%
After 10 years                          -       3,088           -     4.25%
                          ---------------  ----------  ----------
                          $        12,860      11,365         100     3.40%
                          ===============  ==========  ==========

Mortgage backed securities are included in the maturities categories in which they are anticipat-ed to be repaid based on scheduled maturities. Yields are calculated on a pre-tax basis.

TABLE  5
LOAN  PORTFOLIO
(in  thousands)

The following table presents loans by type at the end of each of the last two years.

                                      December 31,
                                    ----------------
                                     2003     2002
                                    -------  -------
Commercial                          $16,029   11,575
Real estate                          51,209   35,327
Consumer                              4,402    3,997
                                    -------  -------
                                     71,640   50,899
  Less: Allowance for loan losses       874      675
                                    -------  -------
    Loans, net                      $70,766   50,224
                                    =======  =======

The following table sets forth the maturity distribution of all loans, including the interest rate sensitivity as of December 31, 2003:

TABLE 6
LOAN  PORTFOLIO  MATURITY
(in  thousands)

Maturity       Commercial   Real Estate  Consumer  Total
               -----------  -----------  --------  ------
Within 1 year  $    11,486       21,778     1,043  34,307
1 to 5 years         4,543       23,396     3,261  31,200
After 5 years            -        6,035        98   6,133
               -----------  -----------  --------  ------
Totals         $    16,029       51,209     4,402  71,640
               ===========  ===========  ========  ======

                   Fixed    Variable
                 Interest   Interest
                   Rates     Rates    Total
                 ---------  --------  ------
Commercial:
  Within 1 year  $   3,078     8,408  11,486
  1 to 5 years       4,543         -   4,543
  After 5 years          -         -       -
                 ---------  --------  ------
                     7,621     8,408  16,029
                 ---------  --------  ------
Real Estate:
  Within 1 year     13,266     8,512  21,778
  1 to 5 years      22,827       569  23,396
  After 5 years      6,035         -   6,035
                 ---------  --------  ------
                    42,128     9,081  51,209
                 ---------  --------  ------
Consumer:
  Within 1 year        955        88   1,043
  1 to 5 years       3,261         -   3,261
  After 5 years         98         -      98
                 ---------  --------  ------
                     4,314        88   4,402
                 ---------  --------  ------
                 $  54,063    17,577  71,640
                 =========  ========  ======

The provision for loan losses in 2003 was $255,000 compared to $153,000 in 2002. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.2% and 1.3% of total loans outstanding at December 31, 2003 and 2002, respectively. Net charge-offs were $56,596, $4,946 and $36,948 in 2003 and 2002, respectively. Management believes that these levels of allowance are appropriate based upon the Bank's loan portfolio and the current economic conditions.

North Georgia National Bank outsources the loan review function. Loans are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. The results are compared to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an external loan review process to challenge and corroborate its loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such regulators may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table presents a summary of changes in the allowance for loan losses for each of the past three years.

TABLE 7
ALLOWANCE  FOR  LOAN  LOSSES
(in  thousands)

                                                  December 31,
                                               -----------------
                                                2003      2002
                                               -------  --------
Balance at beginning of year                   $  675       527
Charge-offs:
  Commercial                                       61        13
  Real estate                                      21        20
  Installment loans to individuals                 11         7
                                               -------  --------
                                                   93        40
                                               -------  --------
Recoveries:
  Commercial                                       33        19
  Real estate                                       -         -
  Installment loans to individuals                  3        16
                                               -------  --------
                                                   36        35
                                               -------  --------
Net charge-offs                                    57         5
                                               -------  --------
Additions charged to operations                   255       153
                                               -------  --------
Balance at end of year                         $  873       675
                                               =======  ========
Ratio of net charge-offs during the period to
average loans outstanding during the period
                                                  .09%      .01%

     The following summarizes past due and non-accrual loans for the periods presented:

                                                       2003     2002
                                                     --------  -------
Other real estate                                    $271,600        -
Accruing loans 90 days or more past due              $      -        -
Non-accrual loans                                    $  5,500  213,000
Interest on non-accrual loans which would have been
  reported                                           $ 11,000   10,000

As of December 31, 2003, non-performing assets totaled $277,100 compared to $213,000 at December 31, 2002, an increase of $64,000 or 30.1%. The $5,500 of non-accrual loans at December 31, 2003 was comprised of one consumer auto loan that has been paid current in 2004 and returned to full interest accrual status. The $213,000 of non-accrual loans at December 31, 2002 were real estate loans that were foreclosed and subsequently sold during 2003. No material gains or losses were recognized on the sales. The $271,600 of other real estate at December 31, 2003 is a result of foreclosures of a commercial property and a residential property of one customer, which is expected to be sold in 2004. The Company does not expect to incur any losses on the sale of the property.

The Bank has $5,500 and $213,000 of loans on non-accrual status at December 31, 2003 and 2002. While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans.

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

DEPOSITS
Time deposits of $100 thousand and greater totaled $22,645,070 at December 31, 2003, compared with $10,226,007 at year-end 2002. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2003.

TABLE  8
TIME  DEPOSITS  $100,000  AND  GREATER
(in  thousands)

Within 3 months            $ 2,567
After 3 through 6 months     1,714
After 6 through 12 months    7,858
After 12 months             10,506
                           -------
      Total                $22,645
                           =======

LIQUIDITY
The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $8,200,000.

Cash and due from banks increased $816,622 to a total of $2,835,258 at December 31, 2003, as cash flows provided by financing and operating activities outpaced cash flows used by investing activities. Cash inflows from operations totaled $1,243,825 in 2003, while inflows from financing activities totaled $21,565,750, most of which was a change in net deposits during 2003 of $21,522,341.

Investing activities used $21,992,953 of cash, principally composed of net advances of loans to customers of $21,068,713 and purchases of investment securities of $27,153,960 during 2003, offset by $25,598,847, net proceeds, from investment liquidations.

See the consolidated statements of cash flows in the financial statements for a more complete analysis of cash flows.

CAPITAL  RESOURCES
The Company and the Bank continues to maintain adequate capital ratios. The following table presents the consolidated and Bank regulatory capital position at December 31, 2003:

TABLE  9
CAPITAL  RATIOS

                                              2003            2002
                                        ----------------  --------------
                                        Consol.   Bank    Consol.  Bank
                                        ------  --------  ------  ------
Total Capital to Risk Weighted Assets   13.06%    12.99%  14.85%  14.75%
Minimum requirement                      8.00%     8.00%   8.00%   8.00%
                                        ------  --------  ------  ------
Excess                                   5.06%     4.99%   6.85%   6.75%
                                        ======  ========  ======  ======
Tier 1 Capital to Risk Weighted Assets  11.91%    11.84%  13.68%  13.58%
Minimum requirement                      4.00%     4.00%   4.00%   4.00%
                                        ------  --------  ------  ------
Excess                                   7.91%     7.84%   9.68%   9.58%
                                        ======  ========  ======  ======
Tier 1 Capital to Average Assets         8.76%     8.71%  10.08%  10.01%
Minimum requirement                      4.00%     4.00%   4.00%   4.00%
                                        ------  --------  ------  ------
Excess                                   4.76%     4.71%   6.08%   6.01%
                                        ======  ========  ======  ======

Average equity to average assets was 9.52% in 2003 and 10.11% in 2002. No dividends have been declared or paid since inception. There are no immediate plans to initiate regular dividends.

ASSET/LIABILITY  MANAGEMENT
It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis. One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

TABLE  10
INTEREST  RATE  GAP  SENSITIVITY
(in  thousands)

                                                   At December 31, 2003
                                                 Maturing or Repricing in
                                    --------------------------------------------------
                                       Three       Four
                                     Months or   Months to    1 to 5   Over 5
                                       Less      12 Months    Years     Years   Total
                                    ------------------------------------------  ------
Interest-earning assets:
  Interest-bearing deposits with
    other banks                     $       23           -         -        -       23
                                                                                24,325
  Loans                                 21,844      12,463    31,200    6,133   71,640
  Other investments                          -           -         -      833      833
                                    -----------  ----------  --------  -------  ------
Total interest-bearing assets           21,867      12,563    46,466   15,925   96,821
                                    -----------  ----------  --------  -------  ------
Interest-bearing liabilities:
  Deposits:
    Demand and savings                  45,078           -         -        -   45,078
    Time deposits                        4,747      22,140    15,398      209   42,494
    Other borrowings and
    securities sold under
    repurchase agreements                1,274           -     3,000    2,000    6,274
                                    -----------  ----------  --------  -------  ------
Total interest-bearing liabilities  $   51,099      22,140    18,398    2,209   93,846
                                    -----------  ----------  --------  -------  ------
Interest sensitive difference          (29,232)     (9,577)   28,068   13,716    2,975
                                    -----------  ----------  --------  -------  ------
   per period
Cumulative interest sensitivity
   difference                          (29,232)    (38,809)  (10,741)   2,975
Cumulative difference to total
   assets                               (28.3%)     (37.6%)   (10.4%)     2.9%

At December 31, 2003, the difference between the Bank's liabilities and assets repricing or maturing within one year was $38.8 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Bank's net interest income to decline.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

Management takes other factors into consideration in monitoring the interest rate gap, which are not represented in this table. Loans are a mix of variable and fixed rate accounts. In the table above the variable rate loans are slotted by the next rate adjustment date. Fixed rate loans are slotted by the maturity date. Most of the fixed rate loans, which are slotted by maturity date, have a re-pricing opportunity due to a rate call feature. The rate call feature allows the bank to re-price the loans at a three- or five-year interval (depending on the note agreement) after the loan is made. Approximately 75% of the Bank's loans are in this category. Another factor that is not represented in the table is loans which have variable interest rates, which have reached a floor limit are automatically slotted by their maturity date and no longer by their re-pricing date. This is a correct assumption in a declining rate environment, as the loan rate cannot reduce below its floor; however, in a rising rate environment, these loans will re-price upward and reduce the pressure on the net interest margin. The bank had approximately $2 million in loans that are sitting at established floor rates.

The internal model used by Management to monitor Interest Rate Gap Sensitivity makes assumptions based on Management's experience about the composition of the banks deposit and loan portfolios as well as historical trends. For example, $2,000,000 of the Company's time deposits contain a feature to increase the interest rate one time in the original maturity. It is our experience that only a small proportion of those eligible will reset the interest rate. Additionally, a modest rise in interest rates in one category of deposit accounts will not entice all account holders to move to a different account type. The internal model which is reviewed quarterly by Management shows the bank more evenly balanced in the 1 and 3 year time horizons and as asset sensitive in all time frames. Under this scenario a rise in interest rates would cause North Georgia Community Financial Partners, Inc.'s net interest income to increase.


OFF-BALANCE  SHEET  ARRANGEMENTS
In the normal course of business, the Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. These off-balance sheet arrangements are discussed in detail in note 12 to the consolidated financial statements.

INFLATION
Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Bank copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.

ITEM 7.     FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company also serves as a director of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name; (2) his or her age at December 31, 2003; (3) the year he or she was first elected as a director or as an officer of the Company; and (4) his or her positions with the Company, other than as a director, and his or her other business experience for the past five years.

A.  DIRECTORS
                                                            POSITION WITH THE COMPANY AND
NAME (AGE)                     DIRECTOR SINCE                    BUSINESS EXPERIENCE
-----------------------------  --------------  -------------------------------------------------------
David J. Lance (49)                 2000       President of North Georgia Community and President
                                               and Chief Executive Officer of North Georgia National;
                                               previously President and Chief Executive Officer of
                                               First National Bank of Northwest Georgia, Calhoun,
                                               Georgia

Thomas M. Kinnamon (58)             2000       Secretary of North Georgia Community; Chairman of
                                               the Board of North Georgia National; President of
                                               Accent Yarns & Textiles, Inc., Dalton, Georgia (yarn
                                               and textile manufacturing and sale)


Ernest M. Acree, Jr. (57)           2003       Certified Public Accountant

Jim Griffin (53)                    2003       Chief Financial Officer of Precision Products, Inc;
                                               previously Certified Public Accountant with Acree,
                                               Ginright and Company


B.  EXECUTIVE OFFICER WHO IS
       NOT ALSO A DIRECTOR     OFFICER SINCE
                               -------------

Rhonda C. Massengill (49)           2001       Chief Financial Officer of North Georgia Community
                                               and Chief Financial Officer of North Georgia National

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD

     During the year ended December 31, 2003, the Board of Directors of the Company held one meeting and the Board of Directors of the Bank held 10 meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company's Board of Directors and committees of the board on which they serve.

     AUDIT COMMITTEE. The Board of Directors has established an Audit Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2003, the Audit Committee held 10 meetings.

     The Audit Committee members are Jim T. Griffin, Michael E. Jinright and John D. Oxford. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission ("SEC") regulations for an "audit committee financial expert," the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to North Georgia National Bank, 350 West Belmont Drive, Calhoun, Georgia 30701, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Chief Financial Officer at (706) 629-7795.

ITEM 10.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

     The following table presents summary information concerning compensation paid or accrued by the Company and the Bank to its chief executive officer for the years ended December 31, 2003, 2002 and 2001. No other executive officer of the Company earned over $100,000 in salary and bonus during the year ended December 31, 2003.

                                                                Long-Term Compensation
                                                          ------------------------------------
                                Annual Compensation                Awards            Payouts
                           -----------------------------  ------------------------  ----------
                                                 Other                 Securities                  All
                                                 Annual   Restricted   Underlying                 Other
                                                Compen-      Stock      Options/       LTIP      Compen-
                             Salary     Bonus    sation     Awards        SARs       Payouts     sation
Name and Position    Year     ($)        ($)      ($)         ($)          (#)         ($)         ($)
-------------------  ----  ----------  -------  --------  -----------  -----------  ----------  ---------
David J. Lance,      2003  164,177(1)     1000         0            0            0           0  30,843(3)
President and Chief
Executive Officer    2002  159,698(1)   16,000         0            0            0           0  52,715(3)

                     2001  154,500(2)   20,500         0            0      115,000           0  11,832(3)

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

OPTION GRANTS IN FISCAL YEAR 2003

     No stock options were granted to our executive officers in fiscal year
2003.

OPTIONS EXERCISED IN FISCAL YEAR 2003

     No stock options were exercised by our executive officers in fiscal year 2003.

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

                                                     Number of Securities            Value of Unexercised In-the-
                                                    Underlying Unexercised                Money Options at
                                                  Options at December 31, 2003            December 31, 2003
                                                  ------------------------------  --------------------------------
                        Shares
                      Acquired on      Value
Name                  Exercise (#)  Realized ($)   Exercisable    Unexercisable     Exercisable     Unexercisable
--------------------  ------------  ------------  --------------  --------------  ----------------  --------------

David J. Lance                   0             0          99,000          16,000  $        297,000  $       48,000

Rhonda C. Massengill             0             0           7,000           8,000  $         21,000  $       24,000

COMPENSATION OF DIRECTORS

     The Company and the Bank do not separately compensate their directors for their service as directors, nor will their directors receive directors compensation until the Company and the Bank have recovered all of their losses. Thereafter, the Company and the Bank will adopt director compensation policies that conform to applicable law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 10, 2004 by (a) each executive officer and director of the Company, (b) all executive officers and directors, as a group, and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock. Additionally, the address of each person is 350 West Belmont Drive, Calhoun, Georgia 30701.

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

                                   NUMBER     PERCENT
NAME                               OF SHARES  OF CLASS  NATURE OF BENEFICIAL OWNERSHIP
---------------------------------  ---------  --------  -------------------------------------------------

DIRECTORS:
---------
  David J. Lance                     148,650      14.6  Includes an exercisable option to purchase 75,000
                                                        shares of Company common stock granted to Mr.
                                                        Lance under the terms of his employment
                                                        agreement and an exercisable option to purchase
                                                        32,000 shares of Company common stock granted
                                                        to Mr. Lance under the North Georgia Community
                                                        2000 Incentive Stock Option Plan.

  Thomas M. Kinnamon                 143,550      15.7

  Ernest M. Acree                     76,000       8.3

  Jim Griffin                         73,000       8.0

EXECUTIVE OFFICERS:
------------------

  Rhonda C. Massengill                 7,500         *  Includes an exercisable option to purchase 7,000
                                                        shares of Company common stock granted to Ms.
                                                        Massengill under the North Georgia Community
                                                        2000 Incentive Stock Option Plan.

ALL DIRECTORS AND EXECUTIVE          448,700      44.0
OFFICERS AS A GROUP (5 PERSONS)

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the North Georgia National Bank 2000 Stock Incentive Plan.

                                                                                       Number of shares
                                                                                   remaining available for
                           Number of securities to be  Weighted-average exercise  future issuance under the
                            issued upon exercise of            price of                 Plan (excludes
                              outstanding options         outstanding options        outstanding options)
                           --------------------------  -------------------------  --------------------------

Equity compensation plans
approved by security
holders                                       149,500                      11.00                     250,500

Equity compensation plans
not approved by security                           --                         --                          --
holders

Total                                         149,500                      11.00                     250,500

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

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)     Exhibits

Exhibit
Number                                              Exhibit
-------  ---------------------------------------------------------------------------------------------------

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


Exhibit
Number                                              Exhibit
-------  ---------------------------------------------------------------------------------------------------

   13.1  North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated Financial Report,
         December 31, 2003.

   22.1  Subsidiaries of North Georgia Community.

   24.1  Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

   31.1  Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

   31.2  Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

   99.1  2004 Proxy Statement sent to securities holders of North Georgia Community

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

     (b)     Reports on Form 8-K filed in the fourth quarter of 2003: None.

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Company's proxy statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB as Exhibit 99.1. The Company's 2003 annual report to its shareholders consists of its financial statements which is included in this Annual Report on Form 10-KSB as Exhibit 13.1.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Mauldin & Jenkins, LLC:

                          2003     2002
                         -------  ------

     Audit fees          $36,200  38,900
     Audit-related fees    3,000  10,603
     Tax fees              4,500   4,350
     All other fees            0       0
                         -------  ------
          Total Fees     $43,700  53,853
                         =======  ======

AUDIT FEES

     Audit fees represent fees billed by M&J for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT RELATED FEES

     M&J billed no fees for audit related services during 2003 or 2002.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by M&J for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     M&J billed no other fees during 2003 or 2002.

     The fees billed by M&J are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

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

                                Date: March 29, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                           Date
------------------------  --------------------------------------------  --------------

/s/ David J. Lance        President and Chief Executive Officer,        March 29, 2004
------------------------  Director (principal executive officer)
David J. Lance

/s/ Thomas M. Kinnamon    Secretary, Director                           March 29, 2004
------------------------
Thomas M. Kinnamon

/s/ Rhonda C. Massengill  Chief Financial Officer                       March 29, 2004
------------------------  (principal financial and accounting officer)
Rhonda C. Massengill

/s/ Ernest M. Acree       Director                                      March 29, 2004
------------------------
Ernest M. Acree

/s/ Jim Griffin           Director                                      March 29, 2004
------------------------
Jim Griffin

                                          EXHIBIT INDEX
                                          -------------


Exhibit
Number                                Exhibit
-------                               -------

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

   13.1  North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated Financial
         Report, December 31, 2003.

   22.1  Subsidiaries of North Georgia Community.

   24.1  Power of Attorney (appears on signature pages to this Annual Report on Form 10-KSB).

   31.1  Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

   31.2  Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1  2004 Proxy Statement sent to securities holders of North Georgia Community

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