Form 10QSB
period 2004-03-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2004-05-17
CIK 1111740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from _____ to

                        Commission file number 333-34908
                                               ---------


                 North Georgia Community Financial Partners, Inc
             ------------------------------------------------------
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

                   Common stock, no par value; 912,167 shares
                        outstanding as of May ___, 2004.

                            NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                                 INDEX


                                                                                               Page No.
                                                                                               --------
PART I        FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheet (unaudited) at March 31, 2004                           3

              Consolidated Statements of Earnings (unaudited) for the Three
                Months Ended March 31, 2004 and 2003                                             4

              Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                for the Three Months Ended March 31, 2004 and 2003                               5

              Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 2004 and 2003                                       6

              Notes to Consolidated Financial Statements (unaudited)                             7 - 8

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                            9 - 10

   Item 3.    Controls and Procedures                                                            11

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                  11

   Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities     11

   Item 3.    Defaults Upon Senior Securities                                                    11

   Item 4.    Submission of Matters to a Vote of Security Holders                                11

   Item 5.    Other Information                                                                  11

   Item 6.    Exhibits and Reports on Form 8-K                                                   11

                         PART I.  FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                        $  2,870,827
Interest-bearing deposits in banks                                   52,978
Federal funds sold                                                2,400,000
                                                               ------------

        Cash and cash equivalents                                 5,323,805

Investment securities available for sale                         28,387,575
Other investments                                                   607,800
Loans                                                            71,779,145
  Less: Allowance for loan losses                                   899,621
                                                               ------------

        Loans, net                                               70,879,524

Premises and equipment, net                                       2,401,009
Accrued interest receivable and other assets                      1,988,500
                                                               ------------

                                                               $109,588,213
                                                               ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                        $  5,485,256
    Interest-bearing                                             87,565,811
                                                               ------------

        Total deposits                                           93,051,067

Other borrowings                                                  4,900,000
Securities sold under repurchase agreements                       1,647,048
Accrued interest payable and other liabilities                      418,015
                                                               ------------

        Total liabilities                                       100,016,130
                                                               ------------

Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
    None issued and outstanding                                           -
  Common stock, no par value; authorized 10,000,000 shares;
    912,167 shares issued and outstanding                         9,417,401
Retained earnings                                                    17,834
Accumulated other comprehensive income                              136,848
                                                               ------------

        Total stockholders' equity                                9,572,083
                                                               ------------

                                                               $109,588,213
                                                               ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                     NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           Consolidated Statements of Earnings

                    For the Three Months Ended March 31, 2004 and 2003
                                       (Unaudited)


                                                                   2004           2003
                                                              ---------------  ----------
Interest income:
  Interest on loans                                           $    1,073,111     863,822
  Interest on investment securities                                  238,584     207,665
  Interest on federal funds sold                                       2,314      11,277
  Interest on deposits in other banks                                      8         936
                                                              ---------------  ----------

    Total interest income                                          1,314,097   1,083,700
                                                              ---------------  ----------

Interest expense:
  Deposits                                                           395,950     360,272
  Other borrowings                                                    26,806      12,693
  Securities sold under repurchase agreements                          3,890      17,421
                                                              ---------------  ----------

    Total interest expense                                           426,646     390,386
                                                              ---------------  ----------

    Net interest income                                              887,451     693,314

Provision for loan losses                                             30,000      30,000
                                                              ---------------  ----------

    Net interest income after provision for loan losses              857,451     663,314
                                                              ---------------  ----------
Other income:
  Service charges on deposit accounts                                108,344      77,289
  Gains on sales of investment securities available for sale          68,045     159,736
  Gains on sales of other investments                                112,112           -
  Gains on sales of other real estate                                 49,009           -

  Other operating income                                              51,005      62,358
                                                              ---------------  ----------

    Total other income                                               388,515     299,383
                                                              ---------------  ----------

Other expense:
  Salaries and employee benefits                                     360,853     335,923
  Equipment and occupancy expense                                     91,216      88,495
  Capitalized loan origination costs                                 (83,417)    (51,090)
  Other operating expense                                            273,919     242,419
                                                              ---------------  ----------

    Total other expenses                                             642,570     615,747
                                                              ---------------  ----------

    Earnings before income taxes                                     603,395     346,950

Income tax expense                                                   231,290           -
                                                              ---------------  ----------

    Net earnings                                              $      372,105     346,950
                                                              ===============  ==========

Basic earnings per share                                      $          .41         .38
                                                              ===============  ==========
Diluted earnings per share                                    $          .40         .37
                                                              ===============  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                             NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                          Consolidated Statements of Comprehensive Income (Loss)

                            For the Three Months Ended March 31, 2004 and 2003
                                                (Unaudited)


                                                                                          Three Months
                                                                                             Ended
                                                                                        2004       2003
                                                                                      ---------  ---------
Net earnings                                                                          $372,105    346,950
                                                                                      ---------  ---------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on investment securities available for sale        228,849    (94,082)
  Reclassification adjustment for gains on investment securities available for sale    (68,045)  (159,736)
                                                                                      ---------  ---------

    Total other comprehensive income (loss), before tax                                160,804   (253,818)
                                                                                      ---------  ---------
Income taxes related to other comprehensive income (loss):
  Unrealized holding gains on investment securities available for sale                 (86,958)         -
  Reclassification adjustment for gains on investment securities available for sale     25,857          -
                                                                                      ---------  ---------
    Total income taxes related to other comprehensive income (loss)                    (61,101)         -
                                                                                      ---------  ---------

    Total other comprehensive income(loss), net of tax                                  99,703   (253,818)
                                                                                      ---------  ---------
    Comprehensive income                                                              $471,808     93,132
                                                                                      =========  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                      Consolidated Statements of Cash Flows

                                For the Three Months Ended March 31, 2004 and 2003
                                                   (Unaudited)


                                                                                            2004         2003
                                                                                        ------------  -----------
Cash flows from operating activities:
  Net earningss                                                                         $   372,105      346,950
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Provision for loan losses                                                                  30,000       30,000
  Deferred income tax benefit                                                               (74,860)           -
  Depreciation, amortization and accretion                                                  102,390       76,944
  Gain on sale of investment securities available for sale                                  (68,045)    (159,736)
  Gain on sale of other investments                                                        (112,112)           -
  Gain on sale of other real estate                                                         (49,009)           -
  Change in::
   Accrued interest receivable and other assets                                             (15,160)      22,848
   Accrued interest payable and other liabilities                                            13,769       45,070
                                                                                        ------------  -----------

     Net cash provided by operating activities                                              199,078      362,076
                                                                                        ------------  -----------

Cash flows from investing activities:
  Net increase in interest-bearing deposits in other financial institutions                 (30,325)     (79,071)
  Net increase in federal funds soldd                                                    (2,400,000)  (3,000,000)
  Proceeds from sales of investment securities available for sale                         1,992,347    6,285,101
  Proceeds from maturities and paydowns of investment securities available for sale       1,675,234    1,624,348
  Purchases of investment securities available for sale                                  (7,526,624)  (1,781,040)
  Purchases of other investments                                                            (44,500)    (174,600)
  Proceeds from sales of other investments                                                  381,687            -
  Net change in loans                                                                       (43,425)  (3,224,424)
  Purchases of premises and equipment                                                       (45,205)     (70,005)
  Proceeds from sales of other real estate                                                  125,000       19,600
                                                                                        ------------  -----------

     Net cash provided (used) by investing activities                                    (5,915,811)   2,678,980
                                                                                        ------------  -----------

Cash flows from financing activities:
  Net increase in deposits                                                                5,478,798      683,749
  Repayments of other borrowings                                                           (100,000)           -
  Net increase in securities sold under repurchase agreements                               373,504       74,134
                                                                                        ------------  -----------

  Net cash provided by financing activities                                               5,752,302      757,883
                                                                                        ------------  -----------

  Net change in cash and cash equivalents                                                    35,569    3,798,939

Cash and cash equivalents at beginning of the period                                      2,835,258    3,606,324
                                                                                        ------------  -----------

Cash and cash equivalents at end of period                                              $ 2,870,827    7,405,263
                                                                                        ============  ===========

Supplemental disclosure for cash flow information:

  Change in unrealized loss on securities available for sale                            $   160,804     (253,818)
  Loans transferred to other real estate owned                                          $         -      192,704
  Financed sales of other real estate owned                                             $   100,000      176,991

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of North Georgia Community Financial Partners, Inc. (the "Company") and its wholly owned subsidiary, North Georgia National Bank (the "Bank").

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

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results expected for the entire year. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2003.

(2)  Income Taxes
     ------------
     The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

(3)  Earnings Per Share
     ------------------
     Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic and diluted earnings per share for the three months ended March 31, 2004 are as follows:

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   (Unaudited)


(3)  Earnings  Per  Share,  continued
                                              NET     COMMON    PER SHARE
     FOR THE QUARTER ENDED MARCH 31, 2004  EARNINGS   SHARES     AMOUNT
     ------------------------------------  ---------  -------  -----------
     Earnings per common share             $ 372,105  912,167  $      .41
     Effect of dilutive stock options              -   28,618        (.01)
                                           ---------  -------  -----------

     Diluted earnings per common share     $ 372,105  940,785  $      .40
                                           =========  =======  ===========

     FOR THE QUARTER ENDED MARCH 31, 2003
     ------------------------------------
     Earnings per common share             $ 346,950  912,167  $      .38
     Effect of dilutive stock options              -   24,462        (.01)
                                           ---------  -------  -----------

     Diluted earnings per common share     $ 346,950  936,629  $      .37
                                           =========  =======  ===========

(4)  Stock Based Compensation
     ------------------------
     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have reflected the proforma amounts below:

                                                                                      March 31,
                                                                                  2004        2003
                                                                              ------------  --------
          Net earnings, as reported                                           $   372,105   346,950
          Proforma stock-based compensation cost adjustments associated with
            previous grants vesting                                                 6,713    11,629
                                                                              ------------  --------

          Proforma net earnings                                               $   365,392   335,321
                                                                              ============  ========

          Basic earnings per share, as reported                               $       .41       .38

          Proforma stock-based compensation cost adjustments associated with
            previous grants vesting                                                  (.01)     (.01)
                                                                              ------------  --------

          Basic proforma earnings, per share                                  $       .40       .37
                                                                              ============  ========

          Diluted earnings per share, as reported                             $       .40       .37

          Proforma stock-based compensation cost adjustments associated with
            previous grants vesting                                                  (.01)     (.01)
                                                                              ------------  --------

          Diluted proforma earnings, per share                                $       .39       .36
                                                                              ============  ========

Item  2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2004 and 2003

The following analysis compares North Georgia Community Financial Partners, Inc.'s (the "Company") results of operations for the three month periods ended March 31, 2004 and 2003 and reviews important factors affecting the Company's financial condition at March 31, 2004, compared to December 31, 2003. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report:

     - the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;

     - the effect of changes in accounting policies, standards, guidelines or principles, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

     - the effect of changes in the Company's organization, compensation and benefit plans;

     - the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

     -    the effect of changes in interest rates;

     - the effect of changes in the business cycle and downturns in local, regional or national economies;

     - the matters described under Part I, Item 1, Business - Business Risks of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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


FINANCIAL CONDITION

Total assets at March 31, 2004, were $109,588,213 representing a $6,237,879
(6.0%) increase from December 31, 2003.   Deposits increased $5,478,798 (6.26%)
from December 31, 2003.   Net loans increased $113,425 (0.16%). The allowance
for loan losses at March 31, 2004, totaled $899,621, representing 1.25% of total loans compared to December 31, 2003, totals of $873,650, which represented 1.22% of total loans. Cash and due from banks increased $35,569 from December 31, 2003.

RESULTS OF OPERATIONS

Net earnings for the three months ended March 31, 2003, were $372,105, $.40 per diluted share, compared to March 31, 2003, net earnings of $346,950, $.37 per diluted share.

For the three months ended March 31, 2004, the Bank's yield on earning assets was 5.57% while the cost of funding sources was 1.86%. While net interest spread was 3.71%, net interest margin was 3.87%, an increase of 11 basis points as compared to the same period in the prior year. Net interest margin increased slightly resulting from a larger decrease in the average interest rate paid on liabilities compared to the decrease in the average interest rate earned on assets. Net interest income in the aggregate increased for the three months ended March 31, 2004, over the same period for 2003 primarily due to the increase in loans. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

The provision for loan losses was $30,000 first quarter of 2004 and 2003. Based upon an evaluation of the loan portfolio, the Company believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible.

As of March 31, 2004, non-performing assets totaled $258,600 compared to $278,000 at December 31, 2003, a decrease of $19,400 or 7%. Non-accrual loans at March 31, 2004 was comprised of one consumer loan in the amount of $62,946. Other real estate at March 31, 2004 totaled $195,600 compared to $271,600 at December 31, 2003. One of the properties was sold in the first quarter of 2004 resulting in a gain of $49,009. The remaining property is expected to be sold in 2004. The Company does not expect to incur any losses on the sale of the property.

The Bank has $62,900 of loans on non-accrual status at March 31, 2004 compared
to $5,500 at December 31, 2003.   While there may be additional loans in the
portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans.

Other income increased $89,132 for the three months ended March 31, 2004, compared to the same period for 2003. The increase is primarily due to gains on sales of other investments of $112,112 and gain on sale of other real estate of $49,009. Gains on sales of securities available for sale decreased $91,691.

Other expense increased $26,824 for the three months ended March 31, 2004, compared to the same period for 2003. The increase is primarily attributable to an increase in other operating expenses and salaries and employee benefits. The increase in other operating expenses is primarily attributable to an increase in data processing expenses of $13,000. The increase in salaries and employees benefits is due to an increase in full-time employees as well as general salary increases.

For the three months ended March 31, 2004, the Company provided $231,290 for income taxes. The Bank had no income tax expense or benefit for the period ended March 31, 2003, as net operating losses were incurred and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits and other borrowings) was approximately 34%. The Company will continue to monitor liquidity and make adjustments as deemed necessary.

Capital ratios at March 31, 2004, were adequate based on regulatory minimum capital requirements. The capital ratios of the consolidated company approximate those of the Bank. The following tables present the Bank's regulatory capital position at March 31, 2004:

          RISK-BASED CAPITAL RATIOS
          -------------------------

            Tier 1 Capital, Actual                                      12.19%
            Tier 1 Capital minimum requirement                           4.00%
                                                                        ------

              Excess                                                     8.19%
                                                                        ======

            Total Capital, Actual                                       13.36%
            Total Capital minimum requirement                            8.00%
                                                                        ------

              Excess                                                     5.36%
                                                                        ======

          LEVERAGE RATIO
          --------------

            Tier 1 Capital to average total assets, ("Leverage Ratio")   8.56%
            Minimum leverage requirement                                 4.00%
                                                                        ------

              Excess                                                     4.56%
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

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, the Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. Letters of credit and commitments to extend credit totaled $1,147,000 and $13,103,000 at

March 31, 2004 and 2003, respectively. These off-balance sheet arrangements are discussed in detail in note 12 of the December 31, 2003 consolidated financial statements.

Item 3.   CONTROLS AND PROCEDURES
---------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.


Item 1.   Legal  Proceedings
          ------------------
          None

Item 2.   Changes  in  Securities and Small Business Issuer Purchases of Equity
          ---------------------------------------------------------------------
          Securities
          ----------
          None

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          None

Item 5.   Other  Information
          ------------------
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          a)   Exhibits
               31.1 Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
               31.2 Certificate of the Chief Financial officer pursuant to Rule 15d-14(a) of the Exchange Act
               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)   None

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                    NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                              By:   /s/  DAVID  J.  LANCE
                                    ----------------------------------
                                    David J. Lance
                                    (Principal Executive Officer)


                              Date: May  14,  2004
                                    ----------------------------------



                              By:   /s/  RHONDA  C.  MASSENGILL
                                    ----------------------------------
                                    Rhonda C. Massengill
                                    (Principal Financial and Accounting Officer)


                              Date: May  14,  2004
                                    ----------------------------------