Form 10KSB/A
period 2003-12-31
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2004-05-21
CIK 1111740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended  DECEMBER 31, 2003 OR
                            -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

     Commission file number  333-34908
                           -----------------------------------------------------

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               GEORGIA                                         58-2585603
-----------------------------------------------         ------------------------
    (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

350 WEST BELMONT DRIVE, CALHOUN, GEORGIA                          30701
-------------------------------------------       ------------------------------
 (Address of Principal Executive Offices)                             (Zip Code)

                                 (706) 629-6499
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.
                                                                ----

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE.
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $5,599,612
                                                                  ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is: $8,084,538 AS OF MARCH 10, 2004, BASED ON
                                       -----------------------------------------
A  PRICE  OF  $14.00  PER  SHARE. THERE IS NO ESTABLISHED TRADING MARKET FOR THE
--------------------------------------------------------------------------------
REGISTRANT'S  STOCK.
-------------------

     Number  of  shares  outstanding  of  each of the issuer's classes of common equity,  as  of  the latest practicable date:  912,167 SHARES OF COMMON STOCK AT
                                               ---------------------------------
MARCH  10,  2004.
  --------------


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.
                                      ----

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                             REPORT ON FORM 10-KSB/A
                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

     This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2003, which was filed with the SEC on March 30, 2004. The sole purpose of this Amendment No. 1 is to amend the financial statements that were included in the Form 10-KSB as Exhibit 13.1 by including financial statements that were inadvertently omitted, including the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2004.

                                      NORTH GEORGIA COMMUNITY FINANCIAL
                                      PARTNERS, INC.


                              By:     /s/ David J. Lance
                                      ---------------------
                                      David J. Lance
                                      Chief Executive Officer

                                  EXHIBIT INDEX


     Exhibit
     Number     Exhibit
     ------     -------

     13.1 North Georgia Community Financial Partners, Inc. and Subsidiary Consolidated Financial Report, December 31, 2003

     31.1       Certification of Chief Executive Officer pursuant to Rule
                13a-14(a)

     31.2       Certification of Chief Financial Officer pursuant to Rule
                13a-14(a)

     32.1 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002