Form 10QSB
period 2004-06-30
NORTH GEORGIA COMMUNITY FINANCIAL PARTNE
filed 2004-08-16
CIK 1111740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from      to
                                                       ----

                        Commission file number 333-34908
                                               ---------


                North Georgia Community Financial Partners, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                  58-2585603
         -----------------                             ----------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

                              350 W. Belmont Drive
                            Calhoun,  Georgia  30701
                            ------------------------
                    (Address of principal executive offices)


                                  706-629-6499
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 912,167 shares outstanding as of August 13, 2004.

Transitional Small Business Disclosure Format.  YES [ ]  NO [X]

                      NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                              INDEX

                                                                                   Page No.
                                                                                   --------

PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) at June 30, 2004                       3

            Consolidated Statements of Earnings (Unaudited) for the Three
              Months and the Six Months Ended June 30, 2004 and 2003                      4

            Consolidated Statements of Comprehensive Income (Unaudited)
              for the Three Months and the Six Months Ended June 30, 2004 and 2003        5

            Consolidated Statements of Cash Flows (Unaudited) for the Six
              Months Ended June 30, 2004 and 2003                                         6

            Notes to Consolidated Financial Statements (Unaudited)                        7

   Item 2.  Management's Discussion and Analysis or Plan of Operation                    10

   Item 3.  Controls and Procedures                                                      13

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                            14

   Item 2.  Changes in Securities and Repurchases of Equity Securities                   14

   Item 3.  Defaults Upon Senior Securities                                              14

   Item 4.  Submission of Matters to a Vote of Security Holders                          14

   Item 5.  Other Information                                                            14

   Item 6.  Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                               15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                           Consolidated Balance Sheet

                                  June 30, 2004
                                   (Unaudited)


Cash and due from banks                                         $  3,098,203
Interest-bearing deposits in banks                                    27,457
Federal funds sold                                                 4,550,000
                                                                -------------

      Cash and cash equivalents                                    7,675,660

Investment securities available for sale                          27,071,868
Other investments                                                    610,600

Loans                                                             75,252,655
  Less:   Allowance for loan losses                                  957,292
                                                                -------------

      Loans, net                                                  74,295,363

Premises and equipment, net                                        2,396,157
Accrued interest receivable and other assets                       2,288,421
                                                                -------------

                                                                $114,338,069
                                                                =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
  Noninterest-bearing                                           $  5,515,517
  Interest-bearing                                                87,522,552
                                                                -------------

      Total deposits                                              93,038,069

Other borrowings                                                   5,900,000
Securities sold under repurchase agreements                        1,424,441
Junior subordinated debentures                                     4,124,000
Accrued interest payable and other liabilities                       625,256
                                                                -------------

      Total liabilities                                          105,111,766
                                                                -------------

Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
    None issued and outstanding                                            -
  Common stock, no par value; authorized 10,000,000 shares;
    912,167 shares issued and outstanding                          9,417,401
Retained earnings                                                    221,849
Accumulated other comprehensive income (loss)                       (412,947)
                                                                -------------

      Total stockholders' equity                                   9,226,303
                                                                -------------

                                                                $114,338,069
                                                                =============

See accompanying notes to unaudited consolidated financial statements.

                                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                     Consolidated Statements of Earnings

                    For the Three Months and the Six Months Ended June 30, 2004 and 2003
                                                 (Unaudited)


                                                                   Three Months             Six Months
                                                                      Ended                   Ended
                                                                     June 30,                June 30,
                                                                2004         2003        2004        2003
                                                             -----------  ----------  ----------  ----------
Interest income:
  Interest and fees on loans                                 $1,115,771     939,756   2,188,882   1,803,578
  Interest on investment securities                             242,991     199,422     481,575     407,087
  Interest on federal funds sold                                  2,078       2,194       4,392      13,471
  Interest on deposits with other banks                             199         684         287       1,620
                                                             -----------  ----------  ----------  ----------

      Total interest income                                   1,361,039   1,142,056   2,675,136   2,225,756
                                                             -----------  ----------  ----------  ----------

Interest expense:
  Deposits                                                      383,948     384,144     779,898     744,416
  Other borrowings                                               29,229      13,295      56,035      25,988
  Securities sold under repurchase agreements                     3,832      12,965       7,722      30,386
                                                             -----------  ----------  ----------  ----------

      Total interest expense                                    417,009     410,404     843,655     800,790
                                                             -----------  ----------  ----------  ----------

      Net interest income                                       944,030     731,652   1,831,481   1,424,966

Provision for loan losses                                        95,000     100,000     125,000     130,000
                                                             -----------  ----------  ----------  ----------

      Net interest income after provision for loan losses       849,030     631,652   1,706,481   1,294,966
                                                             -----------  ----------  ----------  ----------

Other operating income:
  Service charges on deposit accounts                            98,330      76,024     206,674     153,313
  Gain on sales of investment securities available for sale         568      69,458      68,613     229,194
  Gain on sales of other investments                                  -           -     112,112           -
  Gains on sales of other real estate                            29,366           -      78,375           -
  Other operating income                                         62,308      83,349     113,313     145,707
                                                             -----------  ----------  ----------  ----------

      Total other income                                        190,572     228,831     579,087     528,214
                                                             -----------  ----------  ----------  ----------

Other operating expense:
  Salaries and employee benefits                                379,294     376,559     740,147     712,482
  Equipment and occupancy expense                                81,248      92,024     172,464     180,519
  Capitalized loan origination costs                            (80,022)    (62,180)   (163,439)   (113,270)
  Other operating expense                                       330,857     252,659     604,776     495,078
                                                             -----------  ----------  ----------  ----------

      Total other operating expense                             711,377     659,062   1,353,948   1,274,809
                                                             -----------  ----------  ----------  ----------

      Earnings before income taxes                              328,225     201,421     931,620     548,371

Income tax (expense) benefit                                   (124,210)    355,029    (355,500)    355,029
                                                             -----------  ----------  ----------  ----------

      Net earnings                                           $  204,015     556,450     576,120     903,400
                                                             ===========  ==========  ==========  ==========

Basic earnings per share                                     $     . 22         .61         .63         .99
                                                             ===========  ==========  ==========  ==========

Diluted earnings per share                                   $      .22         .59         .61         .97
                                                             ===========  ==========  ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                                  NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                  Consolidated Statements of Comprehensive Income

                          For the Three Months and the Six Months Ended June 30, 2004 and 2003
                                                      (Unaudited)


                                                                           Three Months           Six Months
                                                                               Ended                 Ended
                                                                              June 30,              June 30,
                                                                          2004       2003       2004       2003
                                                                       ----------  ---------  ---------  ---------

Net earnings                                                           $ 204,015    556,450    576,120    903,400

Other comprehensive income (loss), net of tax:

  Unrealized holding gains (losses) on investment securities
    available for sale                                                  (886,198)   120,236   (657,342)    26,154

  Reclassification adjustment for gains on investment securities
    available for sale                                                      (568)   (69,458)   (68,613)  (229,194)
                                                                       ----------  ---------  ---------  ---------

      Total other comprehensive income (loss), before tax               (886,766)    50,778   (725,955)  (203,040)
                                                                       ----------  ---------  ---------  ---------

Income taxes related to other comprehensive income:
  Unrealized holding gains (losses) on investment securities
    available for sale                                                   336,755   (134,300)   249,790   (195,000)
  Reclassification adjustment for gains on investment securities
    available for sale                                                       216     26,394     26,073     87,094
                                                                       ----------  ---------  ---------  ---------

      Total income taxes related to other comprehensive income (loss)    336,971   (107,906)   275,863   (107,906)
                                                                       ----------  ---------  ---------  ---------

      Total other comprehensive income (loss), net of tax               (549,795)   (57,128)  (450,092)  (310,946)
                                                                       ----------  ---------  ---------  ---------

      Comprehensive income (loss)                                      $(345,780)   499,322    126,028    592,454
                                                                       ==========  =========  =========  =========

See accompanying notes to unaudited consolidated financial statements.

                                 NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
                                       Consolidated Statements of Cash Flows
                                    For the Six Months Ended June 30, 2004 and 2003
                                                    (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           2004           2003
                                                                                       -------------  ------------
Cash flows from operating activities:
  Net earnings                                                                         $    576,120       903,400
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                               125,000       130,000
    Deferred income tax benefit                                                              13,750      (355,029)
    Depreciation, amortization and accretion, net                                           185,494       167,108
    Gain on sale of investment securities available-for-sale                                (68,613)     (229,194)
    Gain on sales of other investments                                                     (112,112)            -
    Gain on sales of other real estate                                                      (78,375)            -
  Change in:
    Accrued interest receivable and other assets                                           (128,615)      (24,819)
    Accrued interest payable and other liabilities                                          207,260       117,402
                                                                                       -------------  ------------

      Net cash provided by operating activities                                             719,909       708,868
                                                                                       -------------  ------------

Cash flows from investing activities:
  Net increase in interest-bearing deposits in other financial institutions                  (4,804)            -
  Net increase in federal fund sold                                                      (4,550,000)            -
  Proceeds from sales of investment securities available for sale                         1,992,914     8,418,449
  Proceeds from maturities of investment securities available for sale                    4,048,646    11,344,555
  Purchases of investment securities available- for-sale                                 (9,526,624)  (22,130,366)
  Proceeds from sales of other investments                                                  381,687             -
  Purchases of other investments                                                            (47,300)     (190,600)
  Net change in loans                                                                    (3,554,264)  (11,951,743)
  Purchases of premises and equipment                                                       (87,916)     (483,378)
  Proceeds from sales of other real estate                                                  250,000        19,600
                                                                                       -------------  ------------

      Net cash used by investing activities                                             (11,097,661)  (14,973,483)
                                                                                       -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                                  5,465,800    17,275,451
  Net change in securities sold under repurchase agreements                                (100,000)     (913,998)
  Proceeds from other borrowings                                                          1,000,000             -
  Net change in securities sold under repurchase agreements                                 150,897             -
  Proceeds from issuance of junior subordinated debentures                                4,124,000             -
                                                                                       -------------  ------------

      Net cash provided by financing activities                                          10,640,697    16,361,453
                                                                                       -------------  ------------

      Net change in cash and cash equivalents                                               262,945     2,096,838

Cash and cash equivalents at beginning of period                                          2,835,258     3,606,324
                                                                                       -------------  ------------

Cash and cash equivalents at end of period                                             $  3,098,203     5,703,162
                                                                                       =============  ============

Supplemental disclosures of cash flow information:

  Change in unrealized (loss) gain on securities available for sale, net of tax        $   (450,092)     (310,946)
  Loans transferred to other real estate owned                                         $          -       240,704
  Financed sales of other real estate owned                                            $    100,000       176,991

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

     The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal, recurring nature. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results expected for the entire year. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2003.

(2)  Due  from  Banks  and  Cash  Flows
     ----------------------------------
     For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, deposits and securities sold under repurchase agreements are reported net.

(3)  Trust  Preferred  Securities
     ----------------------------
     In June 2004, the Company issued, through a wholly owned Delaware statutory business trust, North Georgia Community Statutory Trust I, $4,000,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Guidelines. All of the common securities of North Georgia Community Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by North Georgia Community Statutory Trust I to purchase $4,124,000 of junior subordinated debentures of the Company, which carry a floating interest rate equal to the three-month LIBOR rate plus 2.65%. At June 30, 2004, this rate was 4.0775%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Company and the Bank and to accommodate future growth. The debentures and related accrued interest represent the sole assets of North Georgia Community Statutory Trust I.

     The Trust Preferred Securities accrue and pay quarterly distributions equal to the three-month LIBOR rate plus 2.65% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements under which, taken collectively, the Company has fully and unconditionally guaranteed payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by North Georgia Community Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of North Georgia Community Statutory Trust I.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.
              Notes to Consolidated Financial Statements, continued
                                   (Unaudited)

(3)  Trust  Preferred  Securities,  continued
     ----------------------------------------
     The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 17, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by North Georgia Community Statutory Trust I in whole or in part, on or after June 17, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

(4)  Income  Taxes
     -------------
     The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

(5)  Earnings  Per  Share
     --------------------
     Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic and diluted earnings per share for the six months ended June 30, 2004 and 2003 is as follows:

                                       For the three months            For the six months
                                          Ended June 30,                  Ended June 30,
                                    ----------------------------  ----------------------------
                                                          Per                           Per
                                       Net     Common    Share       Net     Common    Share
FOR THE PERIOD ENDED JUNE 30, 2004  Earnings   Shares    Amount   Earnings   Shares    Amount
----------------------------------  ---------  -------  --------  ---------  -------  --------

Earnings per common share           $ 204,015  912,167  $   .22   $ 576,120  912,167  $   .63
Effect of dilutive stock options            -   28,777        -           -   28,585     (.02)
                                    ---------  -------  --------  ---------  -------  --------

Diluted earnings per common share   $ 204,015  940,944  $   .22   $ 576,120  940,752  $   .61
                                    =========  =======  ========  =========  =======  ========

FOR THE PERIOD ENDED JUNE 30, 2003
----------------------------------

Earnings per common share           $ 556,450  912,167  $   .61   $ 903,400  912,167  $   .99
Effect of dilutive stock options            -   23,872     (.02)          -   23,872     (.02)
                                    ---------  -------  --------  ---------  -------  --------

Diluted earnings per common share   $ 556,450  936,039  $   .59   $ 903,400  936,039  $   .97
                                    =========  =======  ========  =========  =======  ========

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   (Unaudited)

(6)  Stock-Based  Compensation
      -------------------------
     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have reflected the pro forma amounts below:

                                                  For the three months      For the six months
                                                     Ended June 30,            Ended June 30,
                                               -------------------------  ----------------------
                                                   2004          2003        2004        2003
                                               -------------  ----------  -----------  ---------

Net earnings, as reported                      $    204,015     556,450      576,120    903,400
Pro forma stock-based compensation cost
  adjustments associated with previous grants
  vesting and cancellations, net of tax             (28,667)    (14,495)     (35,380)   (26,124)
                                               -------------  ----------  -----------  ---------

Pro forma net earnings                         $    175,348     541,955      540,740    877,276
                                               =============  ==========  ===========  =========

Basic earnings per share, as reported          $        .22         .61          .63        .99

Pro forma stock-based compensation cost
  adjustments associated with previous grants
  vesting and cancellations, net of tax                (.03)       (.02)        (.04)      (.03)
                                               -------------  ----------  -----------  ---------

Basic pro forma earnings, per share            $        .19         .59          .59        .96
                                               =============  ==========  ===========  =========

Diluted earnings per share, as reported        $        .22         .59          .61        .97

Pro forma stock-based compensation cost
  adjustments associated with previous grants
  vesting and cancellations, net of tax                (.03)       (.01)        (.04)      (.03)
                                               -------------  ----------  -----------  ---------

Diluted pro forma earnings, per share          $        .19         .58          .57        .94
                                               =============  ==========  ===========  =========

Item  2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       For the Six Months in the Periods Ended
                                June 30, 2004 and 2003

The following analysis compares the results of operations of North Georgia Community Financial Partners, Inc. (the "Company") for the three- and six-month periods ended June 30, 2004 and 2003 and reviews important factors affecting the Company's financial condition at June 30, 2004, compared to December 31, 2003. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

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

     -    the effect of changes in interest rates; and

     - the effect of changes in the business cycle and downturns in local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

CRITICAL ACCOUNTING POLICY

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company has determined that its policy regarding the determination of its allowance for loan losses is a critical accounting policy in that it requires significant judgments and involves complex estimates and the application of the policy has a significant impact on the Company's financial statements.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, reviews of specific loan problems, concentrations and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

RESULTS OF OPERATIONS

Net earnings for the six months ended June 30, 2004 were $576,120, or $.61 per diluted share, compared to $903,400, or $.97 per diluted share, for the same period in 2003. Net earnings for the three months ended June 30, 2004 decreased $352,435, or 63.3%, compared to the same period in 2003. The decrease is due to the recognition in 2003 of the Company's deferred tax asset from accumulated losses.

For the six months ended June 30, 2004, the Bank's yield on earning assets was 5.56% while the cost of interest bearing liabilities was 1.81%. While net interest spread was 3.75%, net interest margin was 3.91%, an increase of 27 basis points as compared to the same period in the prior year. Net interest margin increased slightly resulting from continued low deposit rates and a slight increase in loan rates. Net interest income in the aggregate increased $406,515 for the six months ended June 30, 2004, over the same period for 2003 primarily due to increased volume and effective interest rate management. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

The provision for loan losses at June 30, 2004 was $125,000 as compared to $130,000 in the same period in 2003. Based on an evaluation of the loan portfolio, the Company believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible.

During the second quarter of 2004, the Bank began construction of its downtown Calhoun branch. The Company acquired land for the branch in 2003 at a cost of $409,835. As of June 30, 2004, total costs of $4,592 have been incurred. The costs are being capitalized in premises and equipment on the balance sheet and will be amortized over the life of the assets once placed in service. The construction of the branch is expected to be completed by the end of 2004 with total construction costs estimated at approximately $1,135,000.

At December 31, 2003, other real estate owned totaled $271,600. One of the properties was sold in the first quarter of 2004 resulting in a gain of $49,009. The remaining property was sold during the second quarter of 2004 resulting in a gain of $29,366.

Other income increased $50,873 for the six months ended June 30, 2004 compared to the same period for 2003. The increase is primarily due to gains of $78,375 realized on the sales of other real estate and offset by $48,469 fewer gains on the sales of investment securities. In addition, service charges on deposit accounts increased $53,361 as a result of an increase in the number of deposit accounts.

Other expense increased $79,139 for the six months ended June 30, 2004 compared to the same period for 2003. The increase is primarily attributable to an increase in other operating expenses and salaries and employee benefits. The increase in salaries and employees benefits of $27,665 is due to an increase in full-time employees as well as general salary increases. The increase in other operating expenses is primarily attributable to an increase in data processing expenses of $39,604.

For the six months ended June 30, 2004, the Company provided $355,000 for income taxes. During 2003, the Bank reversed the deferred tax valuation allowance outstanding at December 31, 2002 of $575,000 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carryforwards. For the six months ended June 30, 2003 the Company provided $220,000 for income taxes.

FINANCIAL CONDITION

General

Total assets at June 30, 2004, were $114,338,069, representing a $10,987,735 (10.6%) increase from December 31, 2003. Deposits increased $5,465,800 (6.2%) from December 31, 2003. Net loans increased $3,529,264 (5.0%). The allowance for loan losses at June 30, 2004, totaled $957,292, representing 1.27% of total loans, compared to $873,650 at December 31, 2003, which represented 1.22% of total loans. Cash and due from banks increased $262,945 from December 31, 2003.

Asset Quality

As of June 30, 2004, non-performing assets totaled $65,900 compared to $278,000 at December 31, 2003, a decrease of $212,000, or 76%. One non-accrual consumer loan makes up the entire balance in non-performing assets at June 30, 2004.

The Bank had $65,900 of loans on non-accrual status at June 30, 2004, compared to $5,500 at December 31, 2003. While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans.

The reduction and disposition of non-performing assets is a management priority.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under the heading "Critical Accounting Policies." During the quarter ended June 30, 2004, management determined that the allowance for loan losses should be increased through a provision for loan losses of $95,000. The ratio of the allowance for loan losses total gross loans was 1.27% at June 30, 2004 and 1.22% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital Resources

As of June 30, 2004, the liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets, and marketable assets divided by deposits, other borrowings and floating rate junior subordinated deferrable interest debentures) was approximately 33%. The Company will continue to monitor liquidity and make adjustments as deemed necessary.

RISK-BASED CAPITAL RATIOS                                   Consolidated    Bank
=========================                                   -------------  ------

Tier 1 Capital, Actual                                             14.66%  14.61%
Tier 1 Capital minimum requirement                                  4.00%   4.00%
                                                            -------------  ------

Excess                                                             10.66%  10.61%
                                                            =============  ======

Total Capital, Actual                                              15.82%  15.78%
Total Capital minimum requirement                                   8.00%   8.00%
                                                            -------------  ------

Excess                                                              7.82%   7.78%
                                                            =============  ======

LEVERAGE RATIO
==============
Tier 1 Capital to average total assets, ("Leverage Ratio")         10.92%  10.87%
Minimum leverage requirement                                        4.00%   4.00%
                                                            -------------  ------

Excess                                                              6.92%   6.87%
                                                            =============  ======

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

Off-Balance Sheet Arrangements

In the normal course of business, the Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. Letters of credit and commitments to extend credit totaled $1,123,000 and $14,485,000 at June 30, 2004, respectively. These off-balance sheet arrangements are discussed in detail in note 12 of the December 31, 2003 consolidated financial statements.

Item 3. CONTROLS AND PROCEDURES

Management has developed and implemented a policy with accompanying procedures for reviewing disclosure controls, disclosure procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company's internal control over financial reporting and the Company's auditors were so advised.

PART II. OTHER INFORMATION

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



Item  1.  Legal  Proceedings
          ------------------

          Not  applicable.

Item  2.  Changes in Securities and Small Business Issuer Purchases of Equity
          -------------------------------------------------------------------
          Securities
          ----------

          Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------

          Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

The 2004 Annual Meeting of the stockholders of the Company was held on May 20, 2004. The following directors were reelected at the Meeting to serve for a one-year term: David J. Lance, Thomas M. Kinnamon, Ernest M. Acree, Jr. and Jim Griffin.

There were 726,697 shares represented at the meeting, reflecting 80% of the issued and outstanding shares, of which 721,497 shares were voted "For" reelection of each of the directors named above, with the remaining 5,200 shares being withheld as to the reelection of each of the directors.

Item  5.  Other  Information
          ------------------

          Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)     Exhibits  - The following exhibits are filed with this report:

          Exhibit  No.  Description
          ------------  --------------

            31.1       Certification  of  Chief  Executive  Officer  pursuant to
                       Section  302  of  the  Sarbanes-Oxley  Act  of  2002
            31.2       Certification  of  Chief  Financial  Officer  pursuant to
                       Section  302  of  the  Sarbanes-Oxley  Act  of  2002
            32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter of 2004.

                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTH GEORGIA COMMUNITY FINANCIAL PARTNERS, INC.



                                By:  /s/David  J.  Lance
                                   ---------------------
                                   David  J.  Lance
                                   (Principal  Executive  Officer)


                                Date:  August  13,  2004



                                By:  /s/Rhonda  C.  Massengill
                                   ---------------------------
                                   Rhonda  C.  Massengill
                                   (Principal Financial and Accounting Officer)


                                Date:  August  13,  2004